Form 10-Q
period 2010-09-30
HYPERERA INC
filed 2010-11-19
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-163035

Hyperera, Inc.
(Name of small business issuer in our charter)

Nevada	7370	26-2007556

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

2316 S Wentworth Ave
Chicago, IL	60616
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  312-842-2288
N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 19, 2010 there were 30,029,000 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of September 30, 2010, and 2009

Exhibit A

Exhibit B

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	September 30	December 31	December 31
	2010	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$345,036	$84,504	$92,770
Accounts receivable, net	191,029	-	-
Total Current Assets	$536,065	$84,504	$92,770

Other current assets:
Prepaid expenses	65,000	148,600	-
Stock subscription receivable	105,144
Loan to shareholders/officer	-	-	115,000
Total Other Current Assets	$170,144	$148,600	$115,000

TOTAL ASSETS	$706,209	$233,104	$207,770

LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$-	$354
Loan from shareholders/officer	98,642	53,631	500
Payroll liabilities	-	-	668
Total Current Liabilities	$98,642	$53,631	$1,522

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
30,029,000 shares issued and outstanding.	$30,029	$27,999	$27,939
Paid-in capital	$646,141	$242,171	$230,231
Deficit accumulated during the development stage	(67,977)	(90,244)	(51,611)
Accumulated other comprehensive loss	(626)	(453)	(311)

Total Stockholders' Equity	$607,567	$179,473	$206,248
TOTAL LIABILITIES & EQUITY	$706,209	$233,104	$207,770

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 19, 2008 (Date
	September 30	September 30	September 30	September 30	of Inception) Through
	2010	2009	2010	2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$461,369	$-	$236,029	$-	$527,387
Cost of Goods Sold	330,941	-	152,941	-	390,939
Gross Profit	$130,428	$-	$83,088	$-	$136,448
Operating Expenses:
Research and development	-	-		-	-

Selling, general and administrative expenses	108,163	23,632	31,529	11,532	204,490

Depreciation and amortization expenses	-	-		-	-
Total Operating Expenses	$108,163	$23,632	$31,529	$11,532	$204,490

Operating Income (Loss)	$22,265	$(23,632)	$51,559	$(11,532)	$(68,042)
					-
Investment income, net	$2	$49	$2	$7	$65
Interest expense, net	-	-	-	-	-
Income (loss) before income taxes	22,267	(23,583)	51,561	(11,525)	(67,977)
Income tax expense	-				-
Net Income (Loss)	$22,267	$(23,583)	$51,561	$(11,525)	$(67,977)

Net income (loss) per common share- Basics	$0.00	$(0.00)	$0.00	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$0.00	$(0.00)	$0.00	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(173)	(140)	(26)	-	(626)
Other comprehensive Income (loss)	$(173)	$(140)	$(26)	$-	$(626)
Comprehensive Income (Loss)	$22,094	$(23,723)	$51,535	$(11,525)	$(68,603)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through September 30, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issuance of common stocks to shareholders @0.03 per share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issuance of common stocks to shareholders @0.03 per share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issuance of common stocks to shareholders @0.03 per share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issuance of common stocks to Williams @0.03 per share on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange rate changes					$(311)	$(311)

Net loss for the period ended December 31, 2008				$(51,611)		$(51,611)
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issuance of common stocks to shareholders @0.20 per share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange rate changes					$(142)	$(142)

Net loss for the period ended December 31, 2009				$(38,633)		$(38,633)
Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks to shareholders @0.20 per share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Adjustment for Exchange rate changes					$(173)	$(173)

Net loss for the period ended September 30, 2010				$22,267		$22,267
Balance, September 30, 2010	30,029,000	$30,029	$646,141	$(67,977)	$(626)	$607,567

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 19, 2008
	September 30	September 30	September 30	September 30	(Date of Inception) to
	2010	2009	2010	2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net Income (Loss)	$22,267	$(23,583)	$51,561	$(11,525)	$(67,977)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Account receivable	(191,029)	-	(138,529)	-	(191,029)
Prepaid expenses	83,600	(207,998)	110,324	-	(65,000)
Loan to shareholders/officer	-	115,000	-	-	-
Account payable	-	(212)	-	(74)	-
Payroll liabilities	-	(668)	-	-	-
Loan from shareholders	45,011	39,858	13,884	358	98,642
Net cash provided by operating activities	$(40,151)	$(77,603)	$37,240	$(11,241)	$(221,194)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	300,856	-	300,856	-	566,856
Net cash provided by financing activities	$300,856	$-	$300,856	$-	$566,856

Effect of Exchange Rate on Cash	$(173)	$(140)	$(26)	$-	$(626)
Net increase (decrease) in cash and cash equivalents	$260,532	$(77,743)	$338,070	$(11,241)	$345,036
Cash and cash equivalents at beginning of the year	$84,504	$92,770	$6,966	$26,268	$-
Cash and cash equivalents at end of year	$345,036	$15,027	$345,036	$15,027	$345,036

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock
subscription receivable (Note D)	$105,144	$-	$105,144	$-	$105,144

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A- BUSINESS DESCRIPTION

Hyperera, Inc. (the “Company”), incorporated under the laws of Nevada on February 19, 2008, with registered address at 375 N. Stephanie, Suite 1411, Henderson, NV 89014.  Hyperera, Inc. operates its business in the U.S. as Hyperera USA, Inc. the Company’ s wholly owned branch located in the State of Illinois and has principal office at 2316 South Wentworth Avenue, Chicago, IL 60616.

In addition to our U.S. operation, we have one representative office in China. Hyperera Beijing Representative Office (“Hyperera Beijing”) was established on April 2, 2008.  It is a representative office on behalf of Hyperera, Inc. The office was closed effective on July 1, 2009; in order to developing and operating more efficiently, at the mean time, Hyperera, Inc established a subsidiary Hyperera Technology (Beijing) Co, Ltd in China in July 3, 2009 to replace the office to conduct and operate the business of trading services, distribution, and marketing of the surgery anesthesia clinic management software and ICU management system software and hardware system in Asia.

Hyperera Technology (Beijing) Co, Ltd, as the wholly owned subsidiary, is registered on July 3, 2008 in China.  Hyperera Technology (Beijing), Ltd is located at Room 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021.

Hyperera, Inc. is headquartered in 2316 South Wentworth Avenue, Chicago, IL 60616, USA.  The telephone number is 312-842-2288.

Hyperera Inc is a high-tech enterprise specialized in the surgery anesthesia clinic management software and intensive care unit (ICU) management system, control software research, development, software maintenance, upgrade and services. Our business is the sale of the surgery anesthesia clinic management software and ICU management system in Asia, and North America.

The surgery anesthesia clinic management software and ICU management system software is developed in China by Beijing Chaoran Chuangshi Technology Co., Ltd (“Beijing Chaoran”).  It was established in 2002 specializing in technology developed and service, sales of computer hardware and software, machine and electric equipment.  Beijing Chaoran Chuangshi Technology Co., is located in No.28 Mujiu Road, Mujiayu Town, Miyun, Beijing, China.  On March 1st, 2008, Hyperera, Inc. signed a long-term distribution agreement with Beijing Chaoran Chuangshi Technology Co.  Beijing Chaoran Chuangshi Technology Co is a Chinese Technology company owned 100% by Mr.Liancheng Li, a Chinese national, the founder of the company.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At September 30, 2010 and for the three months and nine months then ended respectively, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates.

The Company has determined the United States dollars to be its functional currency for Hyperera; People’s Republic of China Chinese Yuan Renminbi to be its functional currency in Hyperera Beijing subsidiary. Assets and liabilities were translated to U.S. dollars at the period-end exchange rate. Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2010, there was $ 345,036 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of September 30, 2010, there were no fixed assets in the Company’s balance sheets.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. As of September 30, 2010, the company has $ 173 comprehensive loss.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with FASB ASC 505, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Net Loss Per Common Share

Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

The Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

Prepaid Expense to Supplier

On April, 2010, the Company wire transferred $ 195,000 to Beijing Chaoran for prepaid software purchase orders.  On September, 2010, $ 130,000 of prepayment to supplier was became Cost of Good Sold. Therefore, there is $ 65,000 prepayment to supplier as of September 30, 2010.

Prepaid to Supplier:
4/2/2010	Prepaid to Chaoran	$175,000
4/8/2010	Prepaid to Chaoran	$20,000
6/15/2010	COGS	$(30,000)
9/30/2010	COGS	$(100,000)
9/30/2009	Total Prepaid to Supplier	$65,000

Account Receivable

As of September 30, 2010, the Company has $191,029 account receivable from three of software customers: Xicheng District Beijing Hospital of $5,000; Second Artillery General Hospital of $103,088; and Teda Hospital (Tianjin) of $82,941.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes sales revenue for hardware, software and customized clinical information systems sales when it is realized or realizable and earned.

The Company must meet all of the following four criteria under SAB 104 to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

(1)	Sales of Hardware

For most of the Company’s hardware product sales, these criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products, and software bundled with hardware that is essential to the functionality of the hardware sold by the Company in accordance with general revenue recognition accounting guidance based on guidance in SAB 104 and FASB ASC 605-25.

As of September 30, 2010, the company sold total of hardware products for $162,840, which had no bundled system operation software.

(2)	Sales of Software

In accordance with FASB ASC 605-25 and FASB ASC 985-605-25, “Revenue Recognition,” the Company recognizes software sales revenue when it is realized or realizable and earned. Revenue is realized or realizable when the product is exchanged for cash or for claim to cash or other assets that are readily convertible into known amounts of cash. The Company must meet all of the following four criteria under FASB ASC 605-25 and FASB ASC 985-605-25 to recognize software revenue:

HYPERERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The vendor’s fee is fixed or determinable
•	Collectability is probable.

The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

The Company’s CIS software is standalone, and as of September 30, 2010, there was $298,529 CIS software sold to three customers, which include $ 62,500 sold to Xicheng District Beijing Hospital in the period of April to June 2010, and $ 133,088 sold to Second Artillery General Hospital, and $ 102,941 sold to Teda Hospital of Tianjin in the period of July to September 2010.

(3)	Multiple-element Arrangement for Sales of Hardware, Software and CIS:

We currently recognize multiple-element sales revenue pursuant to FASB ASC Topic 985-605 Software, Revenue Recognition, or ASC 985-605. We generate revenue from the sale of our software products sold directly to end-users.  We also generate revenue from sales of hardware and third party software, implementation, training, software customization, post-contract support (maintenance).  A typical system contract contains multiple elements of the above items. FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, or ASC 985-605-25, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE"). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter or annually depending on the nature of the product or service.

In accordance with paragraph 7-19 of EITF 99-19, "Reporting Revenues Gross as a Principal versus Net as an Agent", the Company will recognize revenues on a gross basis.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

EITF 99-19 discusses whether revenues and cost of goods sold to arrive at gross profit and their corresponding assets and liabilities should be recorded at gross or net.

The following indicators of gross revenue recognition are existed in the Company:

•	Acts as principal in the transaction.
•	Has risk and rewards of ownership, such as risk of loss for collection, delivery and returns, and
•	Takes title to the products,
•	Flexibility in pricing
•	Assumes credit risk;
•	The company can change the products or perform part of the service, and the Company customizes the supplier’s software based on customer’s needs.

All the indicators of net revenue reporting (EITF 99-19, paragraph 15-19) are not existed in the Company.

Professional Fee

For the nine months period of January to September 2010, the Company incurred $56,685 of professional expense, which include $14,846 was expensed from July 1 to September 30, 2010.

For the total professional fees of $56,685 for the nine months period of January to September 30, 2010, there were SEC filing consulting fee of $23,000, legal fee of $11,983, auditing fee of $15,000, Edgar fees of $6352.72, and other accounting related fees of $349.27.  The significant increase of professional fees in 2010 comparing with the amount of $13,816.60 in 2009 is due to the facts that majority of SEC filing activities was incurred during period from January to July 2010.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

From the nine months period of January 1, 2010 to September 30, 2010, 2009, and 2008, there’s total of $ 108,163, $ 23,632, and $ 45,472 operating expenses respectively.  Details shows in the Exhibit A.

For the three months period of July 1, 2010 to September 30, 2010, 2009, and 2008, there was total of $ 31,529, $ 11,532, and $40,178 operating expenses respectively.  Details shows in the Exhibit B.

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2011 and requires a $ 600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the nine months period of January to September 2010 and 2009, there was $5,400 rent expense incurred for both years.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through June 30, 2011 and required a RMB 17,552 monthly lease payment. For the period of January to September 2010 and 2009, there was USD $23,197 and $ 8,142 rent expenses incurred correspondingly.

Therefore, there was total of $ 28,597 and $ 13,542 rent expenses for the nine months end September 30, 2010 and 2009; and total of $ 12,124 and $ 9942 rent expenses for the three months end September 30, 2010 and 2009.

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders

As of September 30, 2010, the Company’s officer, Mr. Zhiyong Li have loaned $ 98,642 to Hyperera China Subsidiary for operating and administrating expenses.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2010, total 20,400,000 shares were issued to officers and directors were not changed.  But, the total outstanding shares were changed to 30,029,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share

Zhi Yong Li	Chairman	10,000,000	$10,000.00	2/19/2008	33.30%

Wei Wu	President	5,000,000	$5,000.00	2/19/2008	16.65%

Hui Tao Zhou	Director	5,000,000	$5,000.00	2/19/2008	16.65%
Jian Wu Zhang	Director	100,000	$3,000.00	3/31/2008	0.33%
Ming Liu	Director	100,000	$3,000.00	3/31/2008	0.33%
Hong Tao Bai	Vice-President	100,000	$3,000.00	3/31/2008	0.33%
Nan Su	CTO	100,000	$3,000.00	3/31/2008	0.33%
Simon Bai	CFO				0.00%
Total		20,400,000	$32,000.00		67.92%

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, Beijing Chaoran Chuangshi Technology Co., Ltd (“Beijing Chaoran”), owned 100% by Mr.Liancheng Li, the father of Mr. Zhiyong Li.  The management believes that the purchase price for the parts will be market price.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cost of Goods Sold (Continue)

The products the Company will sell are provided by Beijing Chaoran Chuangshi Technology Co., Ltd.  Beijing Chaoran was established in 2002 specializing in management information system applied in power industry.  The Company signed a two-year software license and distribution agreement with Beijing Chaoran on March 1, 2009. Under the terms of the agreement Beijing Chaoran authorizes Hyperera to be its exclusive sales and service agent for suegery anesthesia clinic management software and ICU management system product lines. The product lines shall include the products that Beijing Chaoran developed before the agreement signed and the products that will be developed solely by Beijing Chaoran during the term of the agreement.  Beijing Chaoran is the exclusive supplier of the products Hyperera sells.  The management Hyperera, Inc. believes that the purchase price for the system and software from Hyperera will be market price.  Hyperera, Inc. and Beijing Chaoran are two totally separated entities, i.e., Hyperara, Inc. is a USA corporation and will fully comply with USA regulations and USA general accepted accounting principles; Beijing Chaoran is a Chinese company and it will comply with Chinese legal systems.  Hyperera, Inc. and Beijing Chaoran will operate independently.  Beijing Chaoran, as a Chinese local company, will record their software and hardware costs based on the Chinese accounting regulations rulings.  But, when Hyperera, Inc. purchases the software and hardware and the services from Beijing Chaoran, Hyperera, Inc. will record the actual costs paid to Beijing Chaoran as long as the products or services been delivered to Hyperera, Inc. by Beijing Chaoran.

The management of Beijing Chaoran disclosed to Hyperera, Inc. that Beijing Chaoran adopted the cost plus pricing policies with market adjustment, negotiable with customers.  Beijing Chaoran adopted the cost plus system for all the products for all customers including the product, surgery anesthesia clinic management software and ICU management system exclusively distributed by Hyperera, Inc.  Specifically, the selling price for Beijing Chaoran is determined by total actual cost of direct materials (hardware), direct labor, and allocated overhead, plus 5-10% of total cost.

In March 1, 2009, the Company placed order to purchase the three hardware parts through Beijing Chaoran, the total cost of the hardware purchase is $207,998.00, the amount of  $59,998 and $ 148,000 was prepaid on March 9 and 18, 2009 respectively.

And the prepaid amount of $59,998 became cost of good sold as of December 31, 2009, and the prepaid amount of $148,000 became cost of good sold as of March 31, 2010.

From June to September 2010, the Company purchased $ 182,941 software parts through Beijing Chaoran for resale them to three of customers.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D – SHAREHOLDERS’ EQUITY

Under the Company’s Articles of Incorporation dated February 19, 2008, the Company is authorized to issue 200,000,000 shares of capital stock with a par value of $0.001.

On Feburary19, 2008, the Company was incorporated in the State of Nevada.

On February 19, 2008, , the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou  at $0.001 per share or $20,000 for initial capital (stock subscription receivable).

On March 31, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable).

On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable).

On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $ 0.03 per share, and the total proceeds of $36,000 were received.

On July 20, 2008, 139,000 shares were issued to Williams Law Group at $ 0.03 per share for the legal service value $4,170.

At December 15, 2009, additional 60,000 shares were issued to 3 shareholders, Baozhong Fu, Long Zhang, and Xuefeng Zhang, Chinese citizens, at $ 0.20 per share, and the total proceeds of $12,000 were received.

On September 10, 2010, additional 2,030,000 shares were issued to 79 shareholders, Chinese citizens, at $ 0.20 per share or $ 406,000 for common stock (stock subscription receivable).

Therefore, as of September 30, 2010, the company has a total of 30,029,000 shares were issued and outstanding.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D – SHAREHOLDERS’ EQUITY (Continue)

Stock Subscription Receivable

At February 19, 2008, the Company had receivables from its four founding stockholders aggregating $20,000 for the purchase of their Company common stock.

At March 31, 2008, the Company had receivables from its 52 shareholders aggregating $ 156,000 for the purchase of their Company common stock.

And at April 28, 2008, the Company had receivables from its 14 shareholders aggregating $ 42,000 for the purchase of their Company common stock.

All receivables of the above $ 218,000 were subsequently paid in full in July 2008.

At September 10, 2010, the Company had receivables from its 79 shareholders aggregating $ 406,000 for the purchase of their Company common stock. $ 300,856 was paid in September 14 and 20.

Therefore, there was $ 105,144 stock subscription receivable outstanding as of September 30, 2010.

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating income of $22,267 and cumulative operating loss of $67,977 for the cumulative period February 19, 2008 (inception) through September 30, 2010, respectively. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A

	Nine Month Ended	Nine Month Ended	Nine Month Ended
	September 30	September 30	September 30
	2010	2009	2008
Expense
Administration Expense	73.53	0.00	0.00
Automobile Expense	147.06	0.00	0.00
Bank Service Charges	579.42	203.64	153.59
License & Registration	7,720.17	1,783.19	1,311.00
Meals and Entertainment	54.41	300.00	115.86
Telephone Expense	780.00	155.00	0.00
Office Supplies	4,373.70	0.00	101.00
Other	0	0.00	0.00
Postage	3.52	60.00	0.00
Payroll Expenses	0.00	4,292.75	2,810.73
Professional Fees	56,685.45	778.00	31,422.29
Rent Expense	28,596.68	13,542.00	6,929.58
Tax-China Operation	0.00	271.00	251.73
Travel Expense
Air Tickets	8,760.16	2,043.00	2,243.95
Lodging & Hotel	118.83	202.99	0.00
Visa Application Fee	0.00	0.00	132.86
Total Travel Expense	8,878.99	2,245.99	2,376.81
Utilities	270.35	0.00	0.00
Total Expense	108,163.28	23,631.57	45,472.59

Exhibit B
	Three Month Ended	Three Month Ended	Three Month Ended
	September 30	September 30	September 30
	2010	2009	2008
Expense
Bank Service Charges	279.42	46.02	92.84
License & Registration	0.00	1,484.19	0.00
Meals and Entertainment	54.41	0.00	0.00
Office Supplies	3,153.23	0.00	0.00
Postage	0.00	60.00	0.00
Payroll Expenses	0.00	0.00	2,096.44
Professional Fees	14,845.75	0.00	31,170.00
Rent Expense	12,124.46	9,942.00	4,529.58
Tax-China Operation	0.00	0.00	45.52
Travel Expense
Air Tickets	747.06	0.00	2,243.95
Lodging & Hotel	118.83	0.00	0.00
Visa Application Fee	0.00	0.00	0.00
Total Travel Expense	865.89	0.00	2,243.95
Utilities	205.88	0.00	0.00
Total Expense	31,529.04	11,532.21	40,178.33

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below.

Overview

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia.   We have been developing our infrastructure to begin to sell the clinical information system software and have generated sales revenues of $461,369 as of September 30, 2010.

The Clinical Information System of we sell was developed in China by Beijing Chaoran Chuangshi Technology Co., Ltd (“Beijing Chaoran”).  It was established in 2002 specializing in technology developed and service, sales of computer hardware and software, machine and electric equipment.  Beijing Chaoran is located in No.28 Mujiu Road, Mujiayu Town, Miyun,  Beijing, China.  Beijing Chaoran is a Chinese Technology company owned 100% by Mr.Liancheng Li, the father of our Chairman Zhi Yong Li.

We signed a three-year software distribution agreement with Beijing Chaoran on March 1, 2009. Under the terms of the agreement Beijing Chaoran authorizes Hyperera to be its exclusive sales and service agent for surgery anesthesia clinic management software and ICU management system product lines. The product lines shall include the products that Beijing Chaoran developed before the agreement signed and the products that will be developed by Beijing Chaoran during the term of the agreement.  Beijing Chaoran is the exclusive supplier of the products Hyperera sells.  The purchase price Hyperera will pay for all products subject to this agreement will be comparable to what Hyperera would have paid a non-related party in arm’s-length transactions.  Specifically, the selling price for Beijing Chaoran is determined by total actual cost of direct materials (hardware), direct labor, and allocated overhead, plus 5-10% of Beijing Chaoran’s total purchase cost if Beijing Chaoran resell to Hyperera.

On June 13, 2010, the Company sold surgery anesthesia system with installation service for Xicheng District Beijing Hospital for $62,500.  On August 20, 2010, the Company sold surgery anesthesia system with installation service for Second Artillery General Hospital for $133,088.  On August 15, 2010, the Company sold surgery anesthesia system with installation service for Teda Hospital (tianjin) for $102,941.  All the systems were sold and installation services were completed before September 1, 2010.  The Company also sold computer hardware for $162,840 during March 2010.

Our operations depend heavily on the continuation of our distribution agreement with Beijing Chaoran.  The agreement with Beijing Chaoran is for a term of three years commencing March 1, 2009, subject to earlier termination upon terms described in the Agreement. Although we believe such events are not likely, if they were to occur, we may not be able to find alternative suppliers if the agreement is terminated or not renewed which could reduce our revenues or cause us to cease operations.

Results of Operations

For the three months ended September 30, 2010 vs. September 30, 2009.

Revenue

For the three months ended September 30, 2010, the Company sold surgery anesthesia system and provided installation service for Second Artillery General Hospital for $133,088; and the Company sold surgery anesthesia system and provided installation service for Teda Hospital (tianjin) for $102,941.  The total revenue was $236,029.

For the three months ended September 30, 2009, there were no sales.

Cost of Revenue

For the three months ended September 30, 2010, the Company incurred cost of goods sold for the products purchased from Beijing Chaoran was $152,941.

For the three months ended September 30, 2009, there was no cost of goods sold incurred.

Expense

For the three months ended September 30, 2010, the Company incurred selling, general and administrative expenses of $31,529.  The primary expenses were professional fees of $14,876 related to legal, consulting, accounting and audit fees, as well as rental expense of $12,124.

For the three months ended September 30, 2009, the Company incurred selling, general and administrative expenses of $11,532.

Income Taxes

The Company had accumulated net loss of $68,603 at September 30, 2010.  There were no income taxes.

Net Income

For three months ended September 30, 2010, the Company incurred net income of $51,535; for three months ended September 30, 2009, the Company had net loss of $11,525.

For the nine months ended September 30, 2010 vs. September 30, 2009.

Revenue

For the nine months ended September 30, 2010, the Company had total revenue of $461,369. On June 13, 2010, the Company sold surgery anesthesia system with installation service for Xicheng District Beijing Hospital for $62,500.  On August 20, 2010, the Company sold surgery anesthesia system with installation service for Second Artillery General Hospital for $133,088.  On August 15, 2010, the Company sold surgery anesthesia system with installation service for Teda Hospital (tianjin) for $102,941.  All the systems were sold and installation services were completed before September 1, 2010.  The Company also sold computer hardware for $162,840 in March 2010.

For the nine months ended September 30, 2009, there were no sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the nine months ended September 30, 2010, the Company incurred total cost of goods sold $330,941 for the products purchased from Beijing Chaoran.

For the nine months ended September 30, 2009, there was no cost of goods sold incurred.

Expense

For the nine months ended September 30, 2010, the Company incurred selling, general and administrative expenses of $108,163.  The primary expenses were professional fees of $56,685 related to legal, consulting, accounting and audit fees, as well as rental expense of $28,596.

For the nine months ended September 30, 2009, the Company incurred selling, general and administrative expenses of $23,632.

The increase of selling, general and administrative expenses in 2010 vs 2009, was due to the increase of professional services related to SEC filings, legal consulting, accounting, etc.

Income Taxes

The Company had accumulated net loss of $68,603 at September 30, 2010.  There were no income taxes.

Net Income

For nine months ended September 30, 2010, the Company incurred net income of $22,267; for nine months ended September 30, 2009, the Company had net loss of $23,583.  At September 30, 2010, the Company had accumulated net loss of $67,977.

Commitments and Contingencies

The Company has signed a three year agreement with Beijing Chaoran.  Our operations depend heavily on the continuation of our distribution agreement with Beijing Chaoran.  The agreement with Beijing Chaoran is for a term of three years commencing March 1, 2009, subject to earlier termination upon terms described in the Agreement. Although we believe such events are not likely, if they were to occur, we may not be able to find alternative suppliers if the agreement is terminated or not renewed which could reduce our revenues or cause us to cease operations.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Hyperera’s operation in USA; People’s Republic of China Chinese Yuan Renminbi to be its functional currency in Hyperera Beijing.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  The exchange rate of issuance of common stocks to shareholders was used as one U.S. dollar to 6.5 Chinese Yuan (RMB).  Statement of operations amounts were translated to U.S. dollars using the historic rate, i.e., the rate at the last date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Liquidity and Capital Resources

	At September 30	At September 30	At September 30
	2010	2009	2008

Current Ratio	7.16	5.51	149.83
Cash	$345,036	$15,027	$14,127
Woking Capital	$607,567	$182,524	$212,704
Total Assets	$706,209	$223,025	$213,204
Total Liabilities	$98,642	$40,501	$1,423

Total Equity	$607,567	$182,524	$212,704.00

Total Debt/Equity	0.16	0.22	0.01

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $345,036 at September 30, 2010 and the working capital of $607,567, and cash and cash equivalent of $15,027 at September 30, 2009 and the working capital of $182,524.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers.  The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.   However, from the period January to September 2010, the Company generated sales revenue of $461,369, and cumulative net loss of $67,977 from February 19, 2008 (date of inception) through September 30, 2010. The management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs during the next twelve months.

Shareholder’s Equity

The Company had total equity of $607,567 at September 30, 2010, and $182,524 at September 30, 2009, respectively.

On February 19, 2008, , the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou  at $0.001 per share or $20,000 for initial capital (stock subscription receivable).

On March 31, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable).

On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable).

On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $ 0.03 per share, and the total proceeds of $36,000 were received.

On July 20, 2008, 139,000 shares were issued to Williams Law Group at $ 0.03 per share for the legal service value $4,170.

At December 15, 2009, additional 60,000 shares were issued to 3 shareholders, Baozhong Fu, Long Zhang, and Xuefeng Zhang, Chinese citizens, at $ 0.20 per share, and the total proceeds of $12,000 were received.

On September 10, 2010, additional 2,030,000 shares were issued to 79 shareholders, Chinese citizens, at $ 0.20 per share or $ 406,000 for common stock (stock subscription receivable).

Therefore, as of September 30, 2010, the company has a total of 30,029,000 shares were issued and outstanding.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2010.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)   Exhibits.

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	November 19, 2010	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	November 19, 2010
/s/ Simon Bai	Simon Bai	Principal Financial Officer and Principal Accounting Officer	November 19, 2010

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.