Form 10-Q/A
period 2010-09-30
HYPERERA INC
filed 2011-05-16
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

 Financial Statements
(Unaudited)

As of September 30, 2010, and 2009

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	September 30	December 31	December 31
	2010	2009	2008
	(Unaudited)	(Unaudited)	(Unaudietd)
	As Adjusted
	(Note F)
ASSETS
Current assets:
Cash and cash equivalents	$345,036	$84,504	$92,770
Accounts receivable, net	-	-	-
Total Current Assets	$345,036	$84,504	$92,770

Other current assets:
Prepaid expenses	65,000	148,600	-
Stock subscription receivable	105,144
Loan to shareholders/officer	-	-	115,000
Total Other Current Assets	$170,144	$148,600	$115,000

TOTAL ASSETS	$515,180	$233,104	$207,770

LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$-	$354
Loan from shareholders/officer	23,201	53,631	500
Payroll liabilities	-	-	668
Total Current Liabilities	$23,201	$53,631	$1,522

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
30,029,000 shares issued and outstanding.	$30,029	$27,999	$27,939
Paid-in capital	$646,141	$242,171	$230,231
Deficit accumulated during the development stage	(183,565)	(90,244)	(51,611)
Accumulated other comprehensive loss	(626)	(453)	(311)

Total Stockholders' Equity	$491,979	$179,473	$206,248
TOTAL LIABILITIES & EQUITY	$515,180	$233,104	$207,770

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION

					Cumulative from
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 19, 2008 (Date
	September 30	September 30	September 30	September 30	of Inception) Through
	2010	2009	2010	2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	As Adjusted		As Adjusted		As Adjusted
	(Note F)		(Note F)		(Note F)
Revenues	$162,840	$-	$-	$-	$228,858
Cost of Goods Sold	148,000	-	-	-	207,998
Gross Profit	$14,840	$-	$-	$-	$20,860
Operating Expenses:
Research and development	-	-		-	-

Selling, general and administrative expenses	108,163	23,632	31,529	11,532	204,490

Depreciation and amortization expenses	-	-		-	-
Total Operating Expenses	$108,163	$23,632	$31,529	$11,532	$204,490

Operating Income (Loss)	$(93,323)	$(23,632)	$(31,529)	$(11,532)	$(183,630)
					-
Investment income, net	$2	$49	$2	$7	$65
Interest expense, net	-	-	-	-	-
Income (loss) before income taxes	(93,321)	(23,583)	(31,527)	(11,525)	(183,565)
Income tax expense	-				-
Net Income (Loss)	$(93,321)	$(23,583)	$(31,527)	$(11,525)	$(183,565)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(173)	(140)	(26)	-	(626)
Other comprehensive Income (loss)	$(173)	$(140)	$(26)	$-	$(626)
Comprehensive Income (Loss)	$(93,494)	$(23,723)	$(31,553)	$(11,525)	$(184,191)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through September 30, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issuance of common stocks to shareholders @0.03 per share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issuance of common stocks to shareholders @0.03 per share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issuance of common stocks to shareholders @0.03 per share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issuance of common stocks to Williams @0.03 per share on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange rate changes					$(311)	$(311)

Net loss for the period ended December 31, 2008				$(51,611)		$(51,611)
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issuance of common stocks to shareholders @0.20 per share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange rate changes					$(142)	$(142)

Net loss for the period ended December 31, 2009				$(38,633)		$(38,633)
Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks to shareholders @0.20 per share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Adjustment for Exchange rate changes					$(173)	$(173)

Net loss for the period ended September 30, 2010				$(93,321)		$(93,321)
Balance, September 30, 2010	30,029,000	$30,029	$646,141	$(183,565)	$(626)	$491,979

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 19, 2008
	September 30	September 30	September 30	September 30	(Date of Inception) to
	2010	2009	2010	2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	As Adjusted		As Adjusted		As Adjusted
	(Note F)		(Note F)		(Note F)
Operating Activities:
Net Income (Loss)	$(93,321)	$(23,583)	$(31,527)	$(11,525)	$(183,565)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Account receivable	-	-	-	-	-
Prepaid expenses	83,600	(207,998)	83,600	-	(65,000)
Loan to shareholders/officer	-	115,000	-	-	-
Account payable	-	(212)	-	(74)	-
Payroll liabilities	-	(668)	-	-	-
Loan from shareholders	(30,430)	39,858	(14,833)	358	23,201
Net cash provided by operating activities	$(40,151)	$(77,603)	$37,240	$(11,241)	$(221,194)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	300,856	-	300,856	-	566,856
Net cash provided by financing activities	$300,856	$-	$300,856	$-	$566,856

Effect of Exchange Rate on Cash	$(173)	$(140)	$(26)	$-	$(626)
Net increase (decrease) in cash and cash equivalents	$260,532	$(77,743)	$338,070	$(11,241)	$345,036
Cash and cash equivalents at beginning of the year	$84,504	$92,770	$6,966	$26,268	$-
Cash and cash equivalents at end of year	$345,036	$15,027	$345,036	$15,027	$345,036

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable (Note D)	$105,144	$-	$105,144	$-	$105,144

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2010, there was $345,036 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of September 30, 2010, there were no fixed assets in the Company’s balance sheets.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. As of September 30, 2010, the company has $173 comprehensive loss.

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

Prepaid Expense to Supplier

On April, 2010, the Company wire transferred $ 195,000 to Beijing Chaoran for prepaid software purchase orders.  On September, 2010, $130,000 of prepayment to supplier was became Cost of Good Sold. Therefore, there is $ 65,000 prepayment to supplier as of September 30, 2010.

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

The Company’s CIS software is standalone, and as of September 30, 2010, there were three CIS software sales orders but no revenue was recognized.

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

In accordance with paragraph 4-14 of FASB ASC 605-45, "Reporting Revenues Gross as a Principal versus Net as an Agent", the Company will recognize revenues on a gross basis.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

ASC 605-45 discusses whether revenues and cost of goods sold to arrive at gross profit and their corresponding assets and liabilities should be recorded at gross or net.

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

All the indicators of net revenue reporting (ASC 605-45, paragraph 16-23) are not existed in the Company.

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

For the three months period of July 1, 2010 to September 30, 2010, 2009, and 2008, there was total of $ 31,555, $ 11,532, and $40,178 operating expenses respectively.  Details shows in the Exhibit B.

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2011 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the nine months period of January to September 2010 and 2009, there was $5,400 rent expense incurred for both years.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through June 30, 2011 and required a RMB 17,552 monthly lease payment. For the period of January to September 2010 and 2009, there was USD $23,197 and $ 8,142 rent expenses incurred correspondingly.

Therefore, there was total of $28,597 and $ 13,542 rent expenses for the nine months end September 30, 2010 and 2009; and total of $ 12,124 and $ 9942 rent expenses for the three months end September 30, 2010 and 2009.

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders

As of September 30, 2010, the Company’s officer, Mr. Zhiyong Li have loaned $23,201 to Hyperera China Subsidiary for operating and administrating expenses.

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

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating loss of $93,321 and cumulative operating loss of $183,565 for the cumulative period February 19, 2008 (inception) through September 30, 2010, respectively. The Company is considered to be a development stage company.

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

HYPERERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – ERROR CORRECTION FOR FINANCIAL STATEMENT

In the previous issued unaudited financial statements for nine months ended September 30, 2010, the sales revenue incurred for the period January 1, 2010 through September 30, 2010, was recognized when the products were delivered or service rendered to customers.  In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,”: Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s fee to its customer is fixed or determinable; and collection of the resulting receivable is reasonably assured; revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.  The Company did have three sales orders for software installations in September 2010, however the software sales and services were unfinished, and there were no software sales revenue recognized.  Therefore, the comparative financial statements of prior periods have been adjusted to apply the correct method retrospectively.  The following financial statement line items for the period January 1, 2010 through September 30, 2010 were affected by the change of the financial data.

In the following consolidated financial statements as of September 30, 2010, the error in the previous issued financial statement has adjusted.   The total sales for nine months ended September 30, 2010 were corrected to $162,840; therefore, the total net loss was $93,321.  And the deficit accumulated during the development stage was adjusted to $(183,565); therefore, the total stockholder’s equity was $491,979 as of September 30, 2010.

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	September 30	September 30
	2010	2010
	(Unaudited)	(Unaudited)
	As Reported	As Adjusted

ASSETS
Current assets:
Cash and cash equivalents	$345,036	$345,036
Accounts receivable, net	191,029	-
Total Current Assets	$536,065	$345,036

Other current assets:
Prepaid expenses	65,000	65,000
Stock subscription receivable	105,144	105,144
Loan to shareholders/officer	-	-
Total Other Current Assets	$170,144	$170,144

TOTAL ASSETS	$706,209	$515,180

LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$-
Loan from shareholders/officer	98,642	23,201
Payroll liabilities	-	-
Total Current Liabilities	$98,642	$23,201

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
30,029,000 shares issued and outstanding.	$30,029	$30,029
Paid-in capital	$646,141	$646,141
Deficit accumulated during the development stage	(67,977)	(183,565)
Accumulated other comprehensive loss	(626)	(626)

Total Stockholders' Equity	$607,567	$491,979
TOTAL LIABILITIES & EQUITY	$706,209	$515,180

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION

					Cumulative from	Cumulative from
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 19, 2008 (Date	February 19, 2008 (Date
	September 30	September 30	September 30	September 30	of Inception) Through	of Inception) Through
	2010	2010	2010	2010	September 30, 2010	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Revenues	$461,369	$162,840	$236,029	$-	$527,387	$228,858
Cost of Goods Sold	330,941	148,000	152,941	-	390,939	207,998
Gross Profit	$130,428	$14,840	$83,088	$-	$136,448	$20,860
Operating Expenses:
Research and development	-	-		-	-	-

Selling, general and administrative expenses	108,163	108,163	31,529	31,529	204,490	204,490

Depreciation and amortization expenses	-	-		-	-	-
Total Operating Expenses	$108,163	$108,163	$31,529	$31,529	$204,490	$204,490

Operating Income (Loss)	$22,265	$(93,323)	$51,559	$(31,529)	$(68,042)	$(183,630)
					-	-
Investment income, net	$2	$2	$2	$2	$65	$65
Interest expense, net	-	-	-	-	-	-
Income (loss) before income taxes	22,267	(93,321)	51,561	(31,527)	(67,977)	(183,565)
Income tax expense	-				-	-
Net Income (Loss)	$22,267	$(93,321)	$51,561	$(31,527)	$(67,977)	$(183,565)

Net income (loss) per common share- Basics	$0.00	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per common share- Diluted	$0.00	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.01)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(173)	(173)	(26)	(26)	(626)	(626)
Other comprehensive Income (loss)	$(173)	$(173)	$(26)	$(26)	$(626)	$(626)
Comprehensive Income (Loss)	$22,094	$(93,494)	$51,535	$(31,553)	$(68,603)	$(184,191)

HYPERERA, INC

(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through September 30, 2010

				Deficit
As Adjusted				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issuance of common stocks to shareholders @0.03 per share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issuance of common stocks to shareholders @0.03 per share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issuance of common stocks to shareholders @0.03 per share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issuance of common stocks to Williams @0.03 per share on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange rate changes					$(311)	$(311)

Net loss for the period ended December 31, 2008				$(51,611)		$(51,611)
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issuance of common stocks to shareholders @0.20 per share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange rate changes					$(142)	$(142)

Net loss for the period ended December 31, 2009				$(38,633)		$(38,633)
Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks to shareholders @0.20 per share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Adjustment for Exchange rate changes					$(173)	$(173)

Net loss for the period ended September 30, 2010				$(93,321)		$(93,321)
Balance, September 30, 2010	30,029,000	$30,029	$646,141	$(183,565)	$(626)	$491,979

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from	Cumulative from
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 19, 2008	February 19, 2008
	September 30	September 30	September 30	September 30	(Date of Inception) to	(Date of Inception) to
	2010	2010	2010	2010	September 30, 2010	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Operating Activities:
Net Income (Loss)	$22,267	$(93,321)	$51,561	$(31,527)	$(67,977)	$(183,565)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170	4,170
Account receivable	(191,029)	-	(138,529)	-	(191,029)	-
Prepaid expenses	83,600	83,600	110,324	83,600	(65,000)	(65,000)
Loan to shareholders/officer	-	-	-	-	-	-
Account payable	-	-	-	-	-	-
Payroll liabilities	-	-	-	-	-	-
Loan from shareholders	45,011	(30,430)	13,884	(14,833)	98,642	23,201
Net cash provided by operating activities	$(40,151)	$(40,151)	$37,240	$37,240	$(221,194)	$(221,194)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	300,856	300,856	300,856	300,856	566,856	566,856
Net cash provided by financing activities	$300,856	$300,856	$300,856	$300,856	$566,856	$566,856

Effect of Exchange Rate on Cash	$(173)	$(173)	$(26)	$(26)	$(626)	$(626)
Net increase (decrease) in cash and cash equivalents	$260,532	$260,532	$338,070	$338,070	$345,036	$345,036
Cash and cash equivalents at beginning of the year	$84,504	$84,504	$6,966	$6,966	$-	$-
Cash and cash equivalents at end of year	$345,036	$345,036	$345,036	$345,036	$345,036	$345,036

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable (Note D)	$105,144	$-	$105,144	$-	$105,144	$105,144

Exhibit A

	Nine Month Ended	Nine Month Ended	Nine Month Ended
	September 30	September 30	September 30
	2010	2009	2008
Expense
Administration Expense	73.53	0.00	0.00
Automobile Expense	147.06	0.00	0.00
Bank Service Charges	579.42	203.64	153.59
License & Registration	7,720.17	1,783.19	1,311.00
Meals and Entertainment	54.41	300.00	115.86
Telephone Expense	780.00	155.00	0.00
Office Supplies	4,373.70	0.00	101.00
Other	0	0.00	0.00
Postage	3.52	60.00	0.00
Payroll Expenses	0.00	4,292.75	2,810.73
Professional Fees	56,685.45	778.00	31,422.29
Rent Expense	28,596.68	13,542.00	6,929.58
Tax-China Operation	0.00	271.00	251.73
Travel Expense
Air Tickets	8,760.16	2,043.00	2,243.95
Lodging & Hotel	118.83	202.99	0.00
Visa Application Fee	0.00	0.00	132.86
Total Travel Expense	8,878.99	2,245.99	2,376.81
Utilities	270.35	0.00	0.00
Total Expense	108,163.28	23,631.57	45,472.59

Exhibit B

	Three Month Ended	Three Month Ended	Three Month Ended
	September 30	September 30	September 30
	2010	2009	2008
Expense
Bank Service Charges	279.42	46.02	92.84
License & Registration	0.00	1,484.19	0.00
Meals and Entertainment	54.41	0.00	0.00
Office Supplies	3,153.23	0.00	0.00
Postage	0.00	60.00	0.00
Payroll Expenses	0.00	0.00	2,096.44
Professional Fees	14,845.75	0.00	31,170.00
Rent Expense	12,124.46	9,942.00	4,529.58
Tax-China Operation	0.00	0.00	45.52
Travel Expense
Air Tickets	747.06	0.00	2,243.95
Lodging & Hotel	118.83	0.00	0.00
Visa Application Fee	0.00	0.00	0.00
Total Travel Expense	865.89	0.00	2,243.95
Utilities	205.88	0.00	0.00
Total Expense	31,529.04	11,532.21	40,178.33

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

Overview

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia.   We have been developing our infrastructure to begin to sell the clinical information system software and have generated sales revenues of $162,840 as of September 30, 2010.

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

The Company sold computer hardware for $162,840 during March 2010.

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

Revenue

For the three months ended September 30, 2010, there was no sales income recognized.

For the three months ended September 30, 2009, there were no sales.

Cost of Revenue

For the three months ended September 30, 2010, there was no cost of goods sold incurred

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

Income Taxes

The Company had net loss of $31,527 at September 30, 2010.  There were no income taxes.

Net Income(Loss)

 For three months ended September 30, 2010, the Company incurred net loss of $31,527; for three months ended September 30, 2009, the Company had net loss of $11,525.

For the nine months ended September 30, 2010 vs. September 30, 2009.

Revenue

For the nine months ended September 30, 2010, the Company had total revenue of $162,840.  The Company sold computer hardware for $162,840 in March 2010.

For the nine months ended September 30, 2009, there were no sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the nine months ended September 30, 2010, the Company incurred total cost of goods sold $148,000 for the products purchased from Beijing Chaoran.

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

Income Taxes

The Company had net loss of $93,323 at September 30, 2010.  There were no income taxes.

Net Income

For nine months ended September 30, 2010, the Company incurred net loss of $93,323; for nine months ended September 30, 2009, the Company had net loss of $23,632.  At September 30, 2010, the Company had accumulated net loss of $183,630.

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

Liquidity and Capital Resources

	At September 30	At September 30	At September 30
	2010	2009	2008

Current Ratio	22.21	5.51	149.83
Cash	$345,036	$15,027	$14,127
Working Capital	$491,979	$182,524	$212,704
Total Assets	$515,180	$223,025	$213,204
Total Liabilities	$23,201	$40,501	$1,423

Total Equity	$491,979	$182,524	$212,704.00

Total Debt/Equity	0.05	0.22	0.01

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $345,036 at September 30, 2010 and the working capital of $491,979, and cash and cash equivalent of $15,027 at September 30, 2009 and the working capital of $182,524.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers.  The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  The management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is low.

Shareholder’s Equity

The Company had total equity of $491,979 at September 30, 2010, and $182,524 at September 30, 2009, respectively.

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	May 16, 2011	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	May 16, 2011
/s/ Simon Bai	Simon Bai	Principal Financial Officer and Principal Accounting Officer	May 16, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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