Form 10-K
period 2010-12-31
HYPERERA INC
filed 2011-05-18
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 333-163035

Hyperera, Inc.
(Name of small business issuer in our charter)

Nevada	7370	26-2007556

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

2316 S Wentworth Ave Chicago, IL	60616
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  312-842-2288

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of March 31, 2011) was approximately $3,448,800 (based on $0.20 shares of common stock outstanding held by non-affiliates on such date).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of December 31, 2010 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 37,644,000 shares as of March 31, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-KSB and those reports, statements, information and announcements address activities, events or developments that Hyperera, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Hyperera”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.  Description of Business

General

Hyperera, Inc. is a Nevada corporation formed on February 19, 2008.  The registered address is at 1955 Baring Blvd, Sparks, NV 89434.  Hyperera, Inc. transacts its business in the U.S. located in the State of Illinois and has principal office at 2316 South Wentworth Avenue, Chicago, IL 60616.

On July 3, 2009, we established a wholly owned subsidiary, Hyperera Technologies (Beijing) Co., Limited, located at Room 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021.

Hyperera, Inc. is headquartered in 2316 South Wentworth Avenue, Chicago, IL 60616, USA.  Our telephone number is 312-842-2288.

Business

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia.  This business is conducted in China entirely through our wholly owned subsidiary, Hyperera Technologies (Beijing) Co., Limited.  In the future, we may sell these products in North America and elsewhere in the world, in which case the sales in those areas will be made directly by us.  We currently intend to sell only products of Beijing Chaoran as described below.

We sell, install, and customize the following Clinical Information System:

•	Surgery Anesthesia Clinic Management Software and Intensive Care Unit, or ICU, Management System

Product

Compared with Management-Oriented Information System, the Clinical Information System (CIS) is more important for the whole clinical information system. The collection, storage, presentation and processing of the patient's information is the center of the CIS, CIS is an information system which serve for doctors, nurses and the systems of Medical Laboratory. CIS mainly includes doctor workstation system, nursing system, laboratory information system (LIS), radioactive information system (RIS), surgery anesthesia information system, ICU management information system, cardiograph information system, Picture Archiving and Communication System (PACS) and some other biology information processing systems.

With CIS, the medical workers can find out the change of the patients’ state in time. At the same time, with such a powerful tool, the medical workers can establish a standard convention for diagnoses and treatments. Without CIS, the difference of treatment for the same disease will cause the increase of medical costs and the deviations of treatment results.

One basic function of clinic information system is that the medical workers can use CIS to find change of the patients’ state swiftly and exactly. At the same time, the medical workers and their management can measure the clinic quality and medical cost in the high level, build a reasonable criterion of quality control. Besides the relative data collection and analysis, it will also provide valuable and effective help to the science research work.

In CIS, operational monitoring and ICU need to supervise the status very closely, so the staff in operating room and ICU room should try effort to record the thing simply in order to increase nurse care and watch illness time. However, in the recording process, nothing of patient data can be missed. With computer technology, we can simplify the recording process of surgery and ICU. We can use computer to directly collect and store the data of operating room equipments and ICU room equipments (such as respirator, monitor, anesthetic apparatus, and blood gas analyzer). At the same time, all kinds of life data and care data of ICU and operating room can be exchanged with clinical information system. So the staff in operating room and ICU room can integrate all kinds of clinic information to immediately and momentarily decide how to care and treat patients.

Distribution Agreement

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

For the year 2010, the total hardware sales was $162,840, there was no software sold in 2010.

For the year 2009, the company also sold total of hardware products $66,018.   The total hardware sales were $228,858 for cumulative period from February 19, 2008 (Date of Inception) through December 31, 2010, and there was no CIS software sold and installed as of December 2010.

Market and Marketing

Our target customers are the hospitals that have surgery room and ICU or Critical Care Unit (CCU) department, no matter the hospital’s size. For the near future, the primary target customers are provincial hospitals and some city hospitals in the developed regions.

Our products are sold directly by our officers, directors and employees to customers and potential customers.  We locate these customers primarily by personal contacts or referrals.

Our Competition and Our Market Position

Competition within the clinical information system industry is intense. We compete with both large scale state-owned enterprises and smaller scale private companies. In addition, we also face competition from international clinical information system resellers directly.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Our major competitors in the clinical information system industry are Microsoft Healthcare Solutions, GE Healthcare, Oracles.  In China, our major competitors are Beijing Medical Systems Co, Ltd., Beijing Wanbo Eastern Software Engineering Co., Ltd., China MPSoft Co., Ltd., EKIT Softwares, etc.  We are a very small competitor in the industry.

We compete with these and other suppliers based upon our competitive products, low cost operation and marketing strategies, simplicity of the method of information collection and entry, flexible visual information analysis, integrated with medical management modes, integral design to ensure the continuity of the system, integration capacity with existing management system, standardized implementation, our new development and upgrade, and our professional IT service team and marketing team to serve our clients with their customized needs.

Research and Development

We have not incurred research and development expenses in the last fiscal year.

Our Intellectual Property

We have no intellectual property.

Regulatory Environment

China is transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the Chinese government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating revenues may be reduced by changes in China's economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

China’s legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

We are subject to many general regulations governing business entities and their behavior in China. In particular, we are subject to laws and regulations covering the sale of medical related hardware and software.  Such regulations typically deal with testing against manual records, licensing, approvals and permits by the Ministry of Health.  In addition, each medical facility will run a test against manual records to validate that our software produces comparable results.  We have passed all tests and received all required certifications and permits to sell our products.

Any change in regulations may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability.

Because we are a wholly foreign owned enterprise, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly owned subsidiary and its officers and directors. Additionally, we are also subject to varying degrees of regulations and permit system by the Chinese government.

Our Employees

We have the following employees:

Full time:

Operations – 2
Management – 1
Sales – 1
Other [Software Engineer] – 1

Part time:

Administrative – 1

We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.  Description of Property

We rent the following properties:

Hyperera Technology (Beijing) Co., Ltd. (started on July 3, 2009)

•	Address: City/State/Zip ：is located at No. 17 Dongsanhuan Routh Rd., Kingwing Tower, Suite 11A, Block B, Chaoyang District, Beijing, China 100021
•	Number of Square Feet: 1200 Square Feet
•	Name of Landlord: Beijing Kingwing Tower Real Estate Management Co., Ltd.
•	Term of Lease: One Year, renewed （from July , 2010 to June 30, 2011）
•	Monthly Rental: USD $2700
•	Adequate for current needs: √ Yes

Effective on July 1, 2009, Hyperera Technologies (Beijing) Co., Limited entered into an office lease agreement for one year, renewable term with Kingwing Real Estate Co., Ltd’, the current monthly rent is $2700.  The lease was signed right after the Hyperera Technologies (Beijing) Co., Limited was established in July 2009.  The lease was part of approving process for setting up Hyperera Technologies (Beijng).  And the lease secures the Company with a relatively stable location at central Beijing which may benefit the Company’s overall operation, marketing and financing activities.  We believe that secure a renewable lease term may affects on our operation and such factor may be significant.

Hyperera, Inc.

•	Address: City/State/Zip ：is located at 2316 S. Wentworth Ave, Chicago, IL 60616
•	Number of Square Feet: 350 Square Feet
•	Name of Landlord: Simon Bai
•	Term of Lease: Three year from March 1, 2008 to Feb 28, 2011
•	Monthly Rental: $600.00

We do not intend to renovate, improve, or develop properties.  We are not subject to competitive  conditions for  property  and currently  have  no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with  respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.       Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “HYRR.”
(HYRR was effective in July 2010)

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2010	0.25	0.15
September 30, 2010	0.25	0.15
June 30, 2010	n/a	n/a
March 31, 2010	n/a	n/a
December 31, 2009	n/a	n/a
September 30, 2009	n/a	n/a

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. Each holder of our Series A preferred stock is entitled to a 10% per annum cumulative dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

  Item 6. Selected

Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia.   We have been developing our infrastructure to begin to marketing the clinical information system software and hardware.  We have generated hardware sales revenues of $162,840 and $66,018 for the year 2010, and 2009 respectively.  There were no software sales revenues been generated as of December 31, 2010.

The Clinical Information System was developed in China by Beijing Chaoran Chuangshi Technology Co., Ltd (“Beijing Chaoran”).  It was established in 2002 specializing in technology developed and service, sales of computer hardware and software, machine and electric equipment.  Beijing Chaoran is located in No.28 Mujiu Road, Mujiayu Town, Miyun,  Beijing, China.  Beijing Chaoran is a Chinese Technology company owned 100% by Mr.Liancheng Li, the father of our Chairman Zhi Yong Li.

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

Results of Operations

For the year ended December 31, 2010 vs. December 31, 2009.

Revenue

For the year ended December 31, 2010, the Company had total revenue of $162,840 for the hardware sales.  For the year ended December 31, 2009, the Company had total revenue of $66,018 hardware sales.

For the years ended December 31, 2010, and 2009, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the year ended December 31, 2010, the Company incurred total cost of goods sold $148,000 for the products purchased from Beijing Chaoran.  For the year ended December 31, 2019, the Company incurred total cost of goods sold $59,998 for the products purchased from Beijing Chaoran.

For the years ended December 31, 2010, and 2009, there was no software cost of goods sold incurred.

Expense

For the year ended December 31, 2010, the Company incurred selling, general and administrative expenses of $209,497.  The primary expenses were professional fees of $58,525 related to legal, consulting, accounting and audit fees; rental expense of $40,810; travel expense of $26,875; and payroll expense of $11,912.

For the year ended December 31, 2009, the Company incurred selling, general and administrative expenses of $44,706.  The primary expenses were professional fees of $13,817 related to legal, accounting and audit fees; rental expense of $20,344; travel expense of $2,246; and payroll expense of $4,734.

The increase of selling, general and administrative expenses in 2010 vs 2009, was due to the increase of professional services related to SEC filings, legal consulting, and financial consulting and accounting services.  There was also significant increase of travel expenses due to the increase activities at marketing and financing activities.  The Company is still development stage enterprise and need to secure financing activities to survive the business.  And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products.  Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses in 2010 vs 2009.

Income Taxes

The Company had accumulated net loss of $281,478 at December 31, 2010.  There were no income taxes.

Net Loss

For year ended December 31, 2010, the Company incurred net loss of $191,234; for year ended December 31, 2009, the Company had net loss of $38,633.  At December 31, 2010, the Company had accumulated net loss of $284,478 for cumulative period from February 19, 2008 (Date of Inception) through December 31, 2010.

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

Liquidity and Capital Resources

	At December 31	At December 31
	2010	2009

Current Ratio	290.46	4.35
Cash	$589,697	$84,504
Working Capital	$1,583,104	$179,473
Total Assets	$1,613,809	$233,104
Total Liabilities	$5,556	$53,631

Total Equity	$1,608,253	$179,473

Total Debt/Equity	0.00	0.30

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $589,697 at December 31, 2010 and the working capital of $1,583,104, and cash and cash equivalent of $84,504 at December 31, 2010 and the working capital of $179,473.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and lack of sales revenue.  The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  The management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs during the next twelve months.

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

On September 10, 2010, additional 2,030,000 shares were issued to 75 shareholders, Chinese citizens, at $ 0.20 per share for $406,000.

On December 15, 2010, additional 5,855,000 shares were issued to 75 shareholders at $0.20 per share for $1,171,000.

On December 31, 2010, additional 100,000 shares were issued to Mr. Jing Li for financial consulting services at $0.20 per share for $20,000.

Therefore, as of December 31, 2010, the Company has a total of 35,984,000 shares were issued and outstanding.

Subsequently on March 31, 2011, additional 1,660,000 shares were issued to 14 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.

Therefore, as of March 31, 2011, the Company has a total of 37,644,000 common shares outstanding.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

HYPERERA, INC.

(A Development Stage Enterprise)

Audited Financial Statements

As of December 31, 2010, and 2009

Independent Registered Public Accounting Firm’s Auditor’s Report on the
Consolidated Financial Statements

Board of Directors and Shareholders of Hyperera, Inc.

We have audited the accompanying consolidated balance sheets of Hyperera, Inc. as of December 31, 2010, 2009, and the related consolidated statements of loss, shareholders’ equity, and cash flows for the year 2010, 2009, and the cumulative period February 19, 2008 (date of inception ) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperera, Inc. as of December 31, 2010, 2009, and the results of its operations and their cash flows for the year 2010, 2009, and the cumulative period from February 19, 2008 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F, The Company’s related party transactions, the short-term loans to related party supplier may raise substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows, such related party borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate revenue or secure financing, then the Company may be required to cease or curtail its operation.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

May 18, 2011

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$589,697	$84,504
Total Current Assets	$589,697	$84,504

Other current assets:
Prepaid Expenses	$-	$148,600
Accrued interest	$3,127	$-
Loans to related supplier	995,836	-
Total Other Current Assets	$998,963	$148,600

Fixed Assets
Furniture & Equipment, Net	$25,149	$-
Total Fixed Assets	$25,149	$-

TOTAL ASSETS	$1,613,809	$233,104

LIABILITIES & EQUITY
Current liabilities:
Account payable	$600	$-
Loan from shareholders	985	53,631
Payroll liabilities	3,971	-
Total current liabilities	$5,556	$53,631

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
35,984,000 shares issued and outstanding.	$35,984	$27,999
Paid-in capital	1,831,186.00	242,171.00

Deficit accumulated during the development stage	(281,478.00)	(90,244.00)

Accumulated other comprehensive income (loss)	22,561.00	(453.00)
Total stockholders' equity	$1,608,253	$179,473
TOTAL LIABILITIES & EQUITY	$1,613,809	$233,104

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

			Cumulative from
			February 19, 2008 (Date
	Year Ended	Year Ended	of Inception) Through
	December 31, 2010	December 31, 2009	December 31, 2010
Revenues	$162,840	$66,018	$228,858
Cost of Goods Sold	148,000	59,998	$207,998
Gross Profit	$14,840	$6,020	$20,860
Operating expenses:
Research and development	$-	$-	$-
Selling, general and administrative expenses	208,517	44,706	304,844
Depreciation and amortization expenses	980	-	980
Total Operating Expenses	$209,497	44,706	305,824
Operating Loss	$(194,657)	$(38,686)	$(284,964)
Investment income, net	$3,423	$53	$3,486
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(191,234)	$(38,633)	$(281,478)
Income tax expense	$-	$-	$-
Net loss	$(191,234)	$(38,633)	$(281,478)
			-
Net loss per common share- Basics	$(0.01)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.01)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,014	(142)	22,561
Other comprehensive income (loss)	$23,014	$(142)	$22,561
Comprehensive Income (Loss)	$(168,220)	$(38,775)	$(258,917)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through December 30, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issuance of common stocks to shareholders @0.03 per share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issuance of common stocks to shareholders @0.03 per share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issuance of common stocks to shareholders @0.03 per share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issuance of common stocks to Williams @0.03 per share on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange rate changes					$(311)	$(311)

Net loss for the period ended December 31, 2008				$(51,611)		$(51,611)
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issuance of common stocks to shareholders @0.20 per share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange rate changes					$(142)	$(142)

Net loss for the period ended December 31, 2009				$(38,633)		$(38,633)
Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks to shareholders @0.20 per share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks to shareholders @0.20 per share on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014

Net loss for the period ended December 31, 2010				$(191,234)		$(191,234)
Balance, September 30, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
			February 19, 2008
	Year Ended	Year Ended	(Date of Inception) to
	December 31	December 31,	December 31,
	2010	2009	2010
Operating Activities:
Net loss	$(191,234.00)	$(38,633)	$(281,478)

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	4,170
Non-cash portion of share based consulting fee expense	20,000	-	20,000
Depreciation expense	980	-	980
Accrued interest	(3,127)	-	(3,127)
Prepaid expenses	148,600	(148,600)	-
Loans to related supplier	(995,836)	-	(995,836)
Loan to shareholders	-	115,000	-
Account payable	600	(354)	600
Payroll liabilities	3,971	(668)	3,971
Loan from shareholders	(52,646)	53,131	985
Net cash provided by operating activities	$(1,068,692)	$(20,124)	$(1,249,735)

Investing Activities:
Furniture & Equipment, Net	$(26,129)	$-	$(26,129)
Net cash provided by investing activities	$(26,129)	$-	$(26,129)

Financing Activities:
Proceeds from issuance of common stock	$1,577,000	$12,000	$1,843,000
Net cash provided by financing activities	$1,577,000	$12,000	$1,843,000

Effect of Exchange Rate on Cash	$23,014	$(142)	$22,561
Net increase (decrease) in cash and cash equivalents	$505,193	$(8,266)	$589,697
Cash and cash equivalents at beginning of the year	$84,504	$92,770	$-
Cash and cash equivalents at end of year	$589,697	$84,504	$589,697

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable	$-	$-	$-

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to our U.S. operation, we have one representative office in China.  Hyperera Beijing Representative Office (“Hyperera Beijing”) was established on April 2, 2008.  It is a representative office on behalf of Hyperera, Inc. The office was closed effective on July 1, 2009.  In order to developing and operating more efficiently, at the mean time, Hyperera, Inc established a subsidiary Hyperera Technology (Beijing) Co, Ltd in China in July 3, 2009 to replace the office to conduct and operate the business of trading services, distribution, and marketing of the surgery anesthesia clinic management software and ICU management system software and hardware system in Asia.

Hyperera Technology (Beijing) Co, Ltd, as the wholly owned subsidiary, is registered on July 3, 2009 in China.  Hyperera Technology (Beijing) Co., Ltd is located at Room 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrual basis of accounting.  The Company’s fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Hyperera, Inc., and Hyperera Technology (Beijing) Co.., Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2010 and 2009, there were $589,697 and  $84,504 cash and cash equivalents respectively.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Hyperera USA, Inc; People’s Republic of China Chines Yuan Renminbi to be its functional currency in Hyperera BeiJing office.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets.  As of December 31, 2010, there were net fixed assets of $25,149 in the Company’s balance sheets.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share

Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

The Company only issued one type of shares, i.e., common shares only.  There is no other type of securities issued.  Accordingly, the diluted net loss and basic net loss per common share are the same.

Revenue Recognition

In accordance with the FASB ASC 605-25 , “Revenue Recognition,” the Company recognizes sales revenue for hardware, software and customized clinical information systems sales when it is realized or realizable and earned:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

(1)	Sales of Hardware:

For most of the Company’s hardware product sales, the above criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products, and software bundled with hardware that is essential to the functionality of the hardware sold by the Company in accordance with general revenue recognition accounting guidance.

The Company must meet all of the following four criteria under ASC 605-25 to recognize hardware revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The revenue for sales of hardware bundled with third-party operation system software will be recognized based on guidance in FASB ASC 605-25.

For the year 2010, the total hardware sales was $162,840, there was no any software bundle with the hardware sold in 2010.

For the year 2009, the company sold total of products $66,018.  For the sale of $6,588 hardware was bundled with system operation software, Windows 2007 Server.  For the sale of $59,430 hardware, there was no any software bundled with.  There was no other software elements associated with those hardware sales.  Accordingly, the revenue recognition was based on the hardware and system operation software sold separately, and operation system software sales revenue was separated and recognized as $658.00.

(2)	Sales of Software:

In accordance with FASB ASC 605-25, “Revenue Recognition,” the Company recognizes software sales revenue when it is realized or realizable and earned. Revenue is realized or realizable when the product is exchanged for cash or for claim to cash or other assets that are readily convertible into known amounts of cash. The Company will meet all of the following four criteria under FASB ASC 605-25 and FASB ASC 985-605-25 to recognize software revenue:
•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The vendor’s fee is fixed or determinable
•	Collection is probable

The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

The Company’s CIS software is stand alone and can be applied to many hardware systems.  As of December 31, 2010, and 2009, there’s no CIS software sales incurred.

(3)	Multiple-element Arrangement for Sales of Hardware, Software and CIS:

We currently recognize multiple-element arrangement for sales of hardware, software, maintenance, and customized clinical information systems software revenue pursuant to FASB ASC 605-25 and FASB ASC 985-605-25 Software, Revenue Recognition, or ASC 985-605. We generate revenue from the sale of our CIS software products sold directly to end-users.  We also generate revenue from sales of hardware and third party software, implementation, training, software customization, post-contract support (maintenance).

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

A typical CIS sales contract contains multiple elements of the above items. FASB ASC Topic 985-605-25, Software, Revenue Recognition, Multiple Elements, or ASC 985-605-25, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE"). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed at the end of each quarter or annually depending on the nature of the product or service.  When evidence of fair value exists for the undelivered elements only, the residual method, provided for under ASC-985-605, is used. Under the residual method, we defer revenue related to the undelivered elements in a contract sale based on VSOE of fair value of each of the undelivered elements, and allocate the remainder of the contract price net of all discounts to revenue recognized from the delivered elements.  Undelivered elements of a system sale may include implementation and training services, hardware and third party software, maintenance, future purchase discounts, or other services. If VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered.
We bill for the entire system sales contract amount upon contract execution, except for maintenance which is billed separately. Amounts billed in excess of the amounts contractually due are recorded in accounts receivable as advance billings.  Amounts are contractually due when services are performed or in accordance with contractually specified payment dates. Provided the fees are fixed or determinable and collection is considered probable, revenue from sales of hardware and third party software is generally recognized upon shipment and transfer of title.  Revenue from implementation and training services is recognized as the corresponding services are performed. Maintenance revenue is recognized ratably over the contractual maintenance period.

In accordance with paragraph 4-14 of FASB ASC 605-45, "Reporting Revenues Gross as a Principal versus Net as an Agent", the Company will recognize revenues on a gross basis.  FASB ASC 605-45 discusses whether revenues and cost of goods sold to arrive at gross profit and their corresponding assets and liabilities should be recorded at gross or net.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The following indicators of gross revenue recognition were applicable to the Company:

o	Acts as principal in the transaction.
o	Has risk and rewards of ownership, such as general inventory risk, risk of loss for collection, delivery and returns, and
o	Takes title to the products,
o	Flexibility in pricing
o	Assumes credit risk;
o
The company can change the products or perform part of the service, and the Company is involved in the determination of products or service specifications, and the Company customizes the supplier’s software based on customer’s needs.

The indicators of net revenue reporting (ASC 605-45, paragraph 16-23) were not applicable to the Company.  The Company signed a distribution agreement on March 15, 2009 for 3 years with Beijing Chaoran Chuangshi Technology Co., Ltd (Beijing Chaoran) for the CIS software developed by Beijing Chaoran.  According to the Agreement, the Company may exclusively sell the Chaoran developed CIS systems, but if Chaoran discontinue the supply of CIS, the Company can have options to select other suppliers or other CIS developers to provide the similar products to the customers.  Accordingly, a signed agreement will not affect the recognition of gross revenue reporting.

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2010.  There is no income tax for the State of Nevada.

Payroll Expense

Started from June 1, 2008, Hyperera Beijing’s Representative office had one full time employee to take care of daily management and administrative activities for the Company.  The total payroll expense for the year ended 2008 was $5,000. in order to developing and operating more efficiently, the Company closed the representative office in July 1, 2009, at the mean time, Hyperera, Inc established a subsidiary Hyperera Technology (Beijing) co, Ltd in China in July 3, 2009 to replace the office to conduct and operate the business of trading services, distribution, and marketing of the surgery anesthesia clinic management software and ICU management system software and hardware system in Asia.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense (Continued)

Therefore, there’s $4734 payroll expense for Hyperera Beijing’s Representative office for the period of January 1, 2009 to July 1, 2009, but there’s no active employee and no payroll expense for the China subsidiary Hyperera Technology (Beijing) Co, Ltd in 2009.  And there was no payroll expense incurred in USA in 2009.

Started on October 2010, Hyperera Technology (Beijing) had payroll expense of $11,912.

See below table for payroll details:

	12/31/2010	12/31/2009
Payroll Expenses
Net Wage Payment-China	$10,897	$4,448
Payroll Withholding Tax-China	$1,015	$286
Total Payroll Expenses	$11,912	$4,734

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Due to the increased value of RMB versus US dollars in 2010, the Company incurred foreign currency exchange gain of $23,014.

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Operating Expenses

From the year ended December 31, 2010 and 2009, there’s total of $209,497 and $44,706, operating expense respectively.  Detail as follow:

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

	12/31/2009	12/31/2009
Operating Expense
Automobile Expenses	1,419	-
Bank Service Charges	937	402
Consulting Fees	43,000	-
Depreciation	980
Dues and Subscriptions	-	110
License & Registration	9,208	1,798
Meals and Entertainment	2,115	300
Office Supplies	11,775	-
Payroll Expenses
Net Wage Payment-China	10,897	4,448
Payroll Withholding Tax-China	1,015	286
Total Payroll Expenses	11,912	4,734
Postage	78	60
Professional Fees	58,525	13,817
Rent Expense
Rent Expense - China Subsidiary	33,610	12,850
Rent Expense - US Corporation	7,200	7,200
Rent Expense - Other	-	294
Total Rent Expense	40,810	20,344
Tax-China Operation Tax	-	310
Telephone Expense	882	155
Travel Expense	26,874	2,246
Utilities	980	431
Total Expense	$209,497	$44,706

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expense to Supplier

On March, 2009, the Company wire transferred $207,998 to Beijing Chaoran for prepaid hardware purchase orders.  As of December 30, 2009, there’s a total of $ 59,998 prepayment to supplier became Cost of Good Sold. And there’s total of $148,000 prepaid expense to supplier remaining.

Prepaid to Supplier:

3/9/2009	Prepaid to Chaoran	$59,998
3/18/2009	Prepaid to Chaoran	$148,000
9/30/2009	Total	$207,998

11/19/2009	COGS	$5,968
12/28/2009	COGS	$54,030
12/31/2009	Total COGS	$59,998

12/31/2009	Total Prepaid to Supplier	$148,000

In 2010, the prepaid expense of $148,000 became Cost of Goods Sold which was as discussed in Note C, Related Party Transactions.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with FASB ASC 505, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

As of December 31, 2010, the Company issued common shares to Mr. Li Jing for financial consulting services of $20,000 for total shares of 100,000 at $0.20 per share.

Recent Issued Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pronouncement	Issued	Title

ASC 855	May 2009	Subsequent Events
ASC 105	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162
ASC 820	August 2009	Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value
ASC 260	September 2009	Earnings per Share – Amendments to Section 260-10-S99
ASC 820	September 2009	Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 470	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

Pronouncement	Issued	Title

ASC 855	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

Management assessed that the new accounting pronouncements listed above will have a material impact on our financial statements.  The Company shall adopt the ASC 605 for revenue recognition of multiple elements arrangement for sales of customized information system software.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders

On March 2, 2008, founder of the Company, Mr. Zhiyong Li opened a bank account at Chicago branch with CitiBank.  Mr. Zhiyong Li loaned $500.00 to the Company to open the bank account, and the same amount have returned back to him on March, 2009.  In the year of 2009, the Company’s founder and CEO, Mr. Zhiyong Li have loaned $53,631 to Beijing subsidiary, Hyperera Technology (Beijing) Co. Ltd for operating and administrating expenses.

In 2010, the Company repaid the loan balance to Mr. Li Zhiyong.  As of December 31, 2010, there was travel related expense of $985 paid by Mr. Li Zhiyong, which was accounted as loans from shareholders.

Operating Leases

The Company entered into a lease for its corporate office in Chicago under terms of non-cancelable operating leases. The lease term is from March 1, 2008 through February 28, 2011 and requires a $600 monthly lease payment. This office space is leased from a related party, which is the Company’s officer Simon Bai.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through June 30, 2011.  For the period of January to December 2010 and 2009, there was USD $33,610 and $12,850 rent expenses incurred correspondingly.

Therefore, there was total of $40,810 and $20,344 rent expenses for year end December 31, 2010 and 2009.

Prepaid Expense to Supplier

On March, 2009, the Company wire transferred $207,998 to Beijing Chaoran for prepaid hardware purchase orders.  As of December 30, 2009, there’s a total of $59,998 prepayment to supplier became Cost of Good Sold. And there’s total of $148,000 prepaid expense to supplier remaining.  The supplier Beijing Chaoran is owned by Liancheng Li, the father of CEO, Mr. Zhiyong Li, which was related party transaction.  On March 2010, the $148,000 prepaid expense became Cost of Goods Sold.

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, Beijing Chaoran Chuangshi Technology Co., Ltd (“Beijing Chaoran”), the management believes that the purchase price for the parts will be market price.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continue)

The products the Company will sell are provided by Beijing Chaoran Chuangshi Technology Co., Ltd.  Beijing Chaoran was established in 2002 specializing in management information system applied in power industry.  The Company signed a two-year software license and distribution agreement with Beijing Chaoran on March 1, 2009. Under the terms of the agreement Beijing Chaoran authorizes Hyperera to be its exclusive sales and service agent for suegery anesthesia clinic management software and ICU management system product lines. The product lines shall include the products that Beijing Chaoran developed before the agreement signed and the products that will be developed solely by Beijing Chaoran during the term of the agreement.  Beijing Chaoran is the exclusive supplier of the products Hyperera sells.  The management Hyperera, Inc. believes that the purchase price for the system and software from Hyperera will be market price.  Hyperera, Inc. and Beijing Chaoran are two totally separated entities, i.e., Hyperara, Inc. is a USA corporation and will fully comply with USA regulations and USA general accepted accounting principles; Beijing Chaoran is a Chinese company and it will comply with Chinese legal systems.  Hyperera, Inc. and Beijing Chaoran will operate independently.  Beijing Chaoran, as a Chinese local company, will record their software and hardware costs based on the Chinese accounting regulations rulings.  But, when Hyperera, Inc. purchases the software and hardware and the services from Beijing Chaoran, Hyperera, Inc. will assume the product and service liabilities with customers, and Hyperera, Inc. record the actual costs paid to Beijing Chaoran as long as the products or services been delivered to Hyperera, Inc. by Beijing Chaoran.

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

The prepaid amount of $59,998 became cost of good sold as of December 31, 2009; and the prepaid amount of $148,000 became cost of goods sold as of December 31, 2010.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continue)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2008, total 20,400,000 shares were issued to officers and directors with outstanding shares of 27,939,000.

As of December 30, 2010, total 20,400,000 shares were issued to officers and directors were not changed.  But, the total outstanding shares were increased to 35,984,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share
Zhi Yong Li	Chairman	10,000,000	$10,000.00	2/19/2008	27.79%
Wei Wu	President	5,000,000	$5,000.00	2/19/2008	13.90%
Hui Tao Zhou	Director	5,000,000	$5,000.00	2/19/2008	13.90%
Jian Wu Zhang	Director	100,000	$3,000.00	3/31/2008	0.28%
Ming Liu	Director	100,000	$3,000.00	3/31/2008	0.28%
Hong Tao Bai	Vice-President	100,000	$3,000.00	3/31/2008	0.28%
Nan Su	CTO	100,000	$3,000.00	3/31/2008	0.28%
Simon Bai	CFO				0.00%
Total		20,400,000	$32,000.00		56.71%

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2010 to related party supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $3,127.  The repayment terms were demanded as request by the Company.

NOTE D – SHAREHOLDERS’ EQUITY

Under the Company’s Articles of Incorporation dated February 19, 2008, the Company is authorized to issue 200,000,000 shares of capital stock with a par value of $0.001.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continue)

On Feburary19, 2008, the Company was incorporated in the State of Nevada.

On February 19, 2008, , the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou  at $0.001 per share or $ 20,000 for initial capital (stock subscription receivable).  Detail as follow:

Name	Share QTY	Purchase Date	Amount ($0.001) Per Share
Zhi Yong Li	10,000,000	2/19/2008	$10,000
Wei Wu	5,000,000	2/19/2008	$5,000
Hui Tao Zhou	5,000,000	2/19/2008	$5,000
Total	20,000,000		$20,000

On March 31, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable).

On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable).

On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $ 0.03 per share, and the total proceeds of $36,000 were received. Detail as follow:

On July 20, 2008, 139,000 shares were issued to Williams Law Group at $ 0.03 per share for the legal service value $4,170.

As of December 31, 2008, the total 27,939,000 shares were issued and outstanding.

At December 15, 2009, additional 60,000 shares were issued to 3 shareholders, Baozhong Fu, Long Zhang, and Xuefeng Zhang, Chinese citizens, at $ 0.20 per share, and the total proceeds of $12,000 were received.

Therefore, as of December 31, 2009, the company has a total of 27,999,000 shares were issued and outstanding.

On September 10, 2010, additional 2,030,000 shares were issued to 75 shareholders, Chinese citizens, at $ 0.20 per share for $406,000.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continue)

On December 15, 2010, additional 5,855,000 shares were issued to 75 shareholders at $0.20 per share for $1,171,000.

On December 31, 2010, additional 100,000 shares were issued to Mr. Jing Li for financial consulting services at $0.20 per share for $20,000.

Therefore, as of December 31, 2010, the Company has a total of 35,984,000 shares were issued and outstanding.

NOTE E – SUBSEQUENT EVENTS

From October to December 2010, the Company advanced total short-term loans of $995,836 as of December 31, 2010 to related party supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $3,127.  The repayment terms were demanded as request by the Company.

Beijing Chaoran began to repay the loans to the Company on May 3, 2011 for RMB 4,840,000; on May 4, 2011 for RMB 1,118,685; total equivalent of US dollars of $916,720 were paid as of May 18, 2011.

On March 31, 2011, additional 1,660,000 shares were issued to 14 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.

Therefore, as of March 31, 2011, the Company has a total of 37,644,000 common shares outstanding.

NOTE F – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $191,234 and $38,633 in the year ended December 31, 2010 and 2010 and a cumulative operating loss of $281,478 for the period February 19, 2008 (inception) through December 31, 2010. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s related party transactions, the short-term loans to related party supplier- may raise substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows, such related party borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concerns.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer andChief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon such evaluation, the Chief Executive Officer andChief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2010, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.  This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all work of the CFO is reviewed by the CEO. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  Beginning in 2011, the Company will consider to add an independent director who has experience and expertise at public company’s financial accounting and internal control over financial reporting to advise and oversight the internal control over financial reporting.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Zhi Yong Li	47	Chairman of the Board, CEO
Wei Wu	52	Director, President, COO
Simon Bai	51	Chief Financial Officer
Huitao Zhou	59	Director
Hong Tao Bai	33	Vice President
JianWu Zhang	47	Director
Ming Liu	52	Director
Nan Su	35	CTO

Zhi Yong Li joined us in February, 2008, founder of Hyperera, Inc., and has been Chairman and CEO since then.  In June 1982, he received a Business Administration Associated Degree at Beijing Ren Min University of China. In year 1987 to 1990, he was a Qinggongye department manager of Food Industry Company.  In year 1991 to 1993, he was the Vice-manager of Country Construct Material Company.  In year 1994 to 2000, he was the manager of Beijing Zhichengjingmao Trading company.  In year 2001 to 2003, he was the president of Beijing Zhishichengke Corporation.  In 2004 to January 2008, he was the General Manager of Beijing Chaoranchuangshi Technology & Trade Co.  Accordingly, as a member of the board, Mr. Li contributes the benefits of his executive leadership and management experience as well as his relationship with one of our suppliers.  As co-founder, he also contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Wei Wu joined us in February, 2008, founder of Hyperera, Inc., and has been Director, President & COO since then. In July 1982, he received a Finance Bachelor Degree at Liaoning Finance and Economics Institute of China.  From August 1982 to March 1987, he was the supervisor of the 4th branch of Beijing East area of China Constructive Bank.  From July 1987 to June 1992, he was the assistant manager in the Beijing Branch of China Constructive Bank.  From July 1992 to December 1995, he worked at China Renmin Bank of Beijing branch.  From January 1996 to June 2000, he was the General Manager of Beijing Kalete Fine Chemical Company.  From July 2000 to January 2008, he was the president of Beijing Kalete Fine Chemical Company.  Therefore, as a member of the board, Mr. Wu contributes the benefits of his executive leadership and management experience as well as his financial expertise based on his significant banking and financial experience.

Simon Bai joined Hyperera, Inc. in March, 2008, and has been CFO since then.  In September 1995, he received a Business Administration Degree at DePaul University of USA.  In year 1996 to 2008, he was the manager of Oriental Travel Company.

Huitao Zhou joined us in February, 2008, founder of Hyperera, Inc., and has been Director since then.  From January 1967 to June 1980, he was a executive coordinator in the production department of Beijing Nenjian Company. From July 1980 to December 1987, he was the assistant manager in the Beijing Branch of China Development Bank.  From July 1992 to December 1995, he was the vice director of Beijing Yuandong  Pressure Container Factory.  From January 1988 to January 2008, he was the Director of Beijing Yuandong Pressure Container Factory.  Therefore, as a member of the board, Mr. Zhou contributes the benefits of his executive leadership and management experience as well as his financial expertise based on his significant banking and financial experience.  As co-founder, he also contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

HongTao Bai joined us in March, 2008, and has been a Vice-President of Hyperera, Inc. since then.   In June 1995, she received a Master Degree of Software Engineering at Beijing university of Posts and Telecommunications in China.  From August 1995 to December 1997, she was a Project Manager Beijing Chuyou Company.  From January 1998 to December 1999, she was the Manager of Software Department of Zhongqingchuangye Company.  From January 2000 to January 2008, she was the Manager of Technology Department of Beijing Donghuahechuang Digital Technology Ltd.

JianWu Zhang joined us in March, 2008, and has been a Director of Hyperera, Inc. since then.   From January 1995 to January 2008, he joined Beijing Kalete Fine Chemical Company, and was the Manager of Sales Department, Vice General Manager and Finance Officer.  Accordingly, as a member of the board, Mr. Zhang contributes the benefits of his executive leadership as well as his significant marketing and financial experience.

Ming Liu joined us in March, 2008, and has been a Director of Hyperera, Inc. since then.
From June 1979 to June 2001, he was the manager of Beijing Qianmen Branch of China Constructive Bank.  From July 2001 to June 2005, he was the Vice General Manager of Beijing Hansenweikang Trading Company.  From July 2005 to January 2008, he was the General Manager of Beijing Triple Leaf Investment and Management Company, and the President of Zhongjing Credit & Insurance Ltd.  Therefore, as a member of the board, Mr. Liu contributes the benefits of his executive leadership and management experience as well as his financial expertise based on his significant banking and financial experience.

Nan Su joined us in March, 2008, and has been the CTO of Hyperera, Inc. since then.   In June 1993, he received a Computer Science Bachelor Degree at East China University of Metallurgy.  From July 1993 to June 1994, he worked at communication department of Jinan Iron & Steel Factory. From July 1994 to August 1995, he was the technology support department manager of Beijing Hengyuan Technology Company. From September 1995 to May 2000, he was the exploitation department manager and the general senior engineer of Beijing Zhuyouxinle Technology Exploitation Company.  From June 2000 to September 2001, he was the system and software technology department manager of China Zhumulangma Telecommunications Data Company.  From October 2001 to February 2005, he was the Software Maintain Department’s Technology Manager of Beijing DongHua Hechuang Digital Technology Corporation. From March 2005 to January 2008, he was the CTO of Beijing Chaoranchuangshi Technology & Trade Co.

Family Relationships

There are no family relationships between our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

Summary Compensation Table

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2009 and 2010.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Zhi Yong Li	Chairman	2009	0	0	0	0	0	0	0	0
		2010	0							0
Wei Wu	President	2009	$4,734							$4,734
		2010	$4,412							$4,412
Simon Bai	CFO	2009	0	0	0	0	0	0	0	0
		2010	0							0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2010.

UPDATE:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2009
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Zhi Yong Li	0	0	0	0	0	0	0	0	0
Wei Wu	0	0	0	0	0	0	0	0	0
Simon Bai	0	0	0	0	0	0	0	0	0

Narrative disclosure to summary compensation and option tables

We have an oral agreement to pay Wei Wu a monthly salary of $734 to June 30, 2009.  Beginning on October, 2010, we have an oral agreement to pay Wei Wu a monthly salary of $1470.59.  We have no other agreements concerning employment or compensation of our executive officers.  Compensation decisions concerning our executive officers are made by the Board of Directors annually.

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Board of Directors

Director Compensation for year ended December 31, 2010

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhi Yong Li,	0	0	0	0	0	0	0
Huitao Zhou,	0	0	0	0	0	0	0
JianWu Zhang,	0	0	0	0	0	0	0
Ming Liu	0	0	0	0	0	0	0

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 2316 South Wentworth Avenue, Chicago, IL 60616, USA.

Name	Title	Number of Shares	% of Common Share
Zhi Yong Li	Chairman	10,000,000	26.56%
Wei Wu	President	5,000,000	13.28%
Hui Tao Zhou	Director	5,000,000	13.28%
Jian Wu Zhang	Director	100,000	0.27%
Ming Liu	Director	100,000	0.27%
Hong Tao Bai	Vice-President	100,000	0.27%
Nan Su	CTO	100,000	0.27%
All officers and directors as a group [8 persons]		20,400,000	54.20%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 37,644,000 shares of common stock outstanding as of March 31, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On February 19, 2008, three founders of the Company, Zhi Yong Li, Wei Wu, and Hui Tao Zhou incorporated Hyperera, Inc. in the State of Nevada, and they purchased shares at $0.001 per share for 20,000,000 shares.  The total proceeds of $20,000 were received in the fiscal year 2008.

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

In March 1, 2009, the Company placed order to purchase the three hardware parts through Beijing Chaoran, the total cost of the hardware purchase is $207,998.00, the amount of  $59,998 and $148,000 was prepaid on March 9 and 18, 2009 respectively.

As of December 31, 2008, we had advanced an aggregate of $115,000 to Mr. Li our Chairman and CEO  During the 2008, Mr. Li deposited $500 to open a bank account for Hyperera, Inc.  Therefore, the net balance advanced to Mr. Li was $114,500.  The advance was repaid in full without interest on February 27, 2009and Mr. Li loaned the total of $61,350.27  to the Company for operating purpose without charging interest from January 1, 2009 to March 31, 2010  There was no written loan agreement between Mr. Li and the Company.  Mr. Li agreed there would be no interest charge to the Company, and the Company would pay back the loan as requested as long as the Company has sufficient cash flows.

At July 3, 2009, Hyperera Technologies (Beijing) Co was set up.  However, the bank account for Hyperera Technologies (Beijing) Co was not opened due to the Chinese local government  long approval processing procedures.  The bank account was eventually approved and opened in March 2010.  However, Hyperera Technologies (Beijing) Co. incurred certain basic operation expenses such as business registration and rental expenses.  All the expenses were advanced and paid by Mr. Li, our CEO of the Company.  The detail advancement from Mr. Li is listed as follows:

Date	Category	Description	Loan Transaction	Balance
1/1/2009	Beginning balance			114,500.00
2/27/2009	Repaid in Full		-114,500.00	0
7/3/2009	China Operation	License & Registration	1,389.00	1,389.00
7/10/2009	China Operation	License & Registration	95.19	1,484.19
7/10/2009	China Operation	Rent Expense - China Subsidiary	2,621.00	4,105.19
9/16/2009	China Operation	Rent Expense - China Subsidiary	5,520.00	9,625.19
9/29/2009	China Operation	License & Registration	15	9,640.19
12/31/2009	China Operation	Rent Expense - China Subsidiary	5,140.00	14,780.19
12/31/2009	China Operation	Advance to the Company	40,000.00	54,780.19
12/31/2009	China Operation	Return loan	-1,148.92	53,631.27
3/31/2010	China Operation	Rent & Utility Expense-China Operation	7,719.00	61,350.27
12/31/2010	China Operation	Out of pocket expense by Mr. Li	49,641.85	110,982.12
12/31/2010	China Operation	Return loan	-110,007.09	985.03
	Ending Balance			$815.23

Therefore, as of December 31, 2010, the loans from Mr. Zhiyong Li was $815.23.

We rent the property from Mr. Simon Bai, CFO of Hyperera, Inc.  The rent is $600 per month.  We believe the rent paid for this space was comparable to what we would have paid a non-related party in arm’s-length transactions.

From October to December 2010, the Company also advanced short-term loans of $995,836 as of December 31, 2010 to related party supplier, Beijing Chaoran. The interest rate was orally agreed at annual rate of 3.0%, the accrued interest receivables were $3,127.  The repayment terms were demanded as request by the Company.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2010 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2009 and 2010.

	2010	2009

Audit Fees	$20,000	15,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$20,000	15,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	May 18, 2011	/s/ Zhi Yong Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Signature	Position	Date
Zhi Yong Li	/s/ Zhi Yong Li	Principal Executive Officer and Director	May 18, 2011
Wei Wu	/s/ Wei Wu	Director, President, COO	May 18, 2011
Simon Bai	/s/ Simon Bai	Principal Financial Officer and Principal Accounting Officer	May 18, 2011
Huitao Zhou	/s/ Huitao Zhou	Director	May 18, 2011
JianWu Zhang	/s/ JianWu Zhang	Director	May 18, 2011
Ming Liu	/s/ Ming Liu	Director	May 18, 2011