Form 10-Q/A
period 2010-09-30
HYPERERA INC
filed 2011-05-26
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment 2

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-163035

Hyperera, Inc.
(Name of small business issuer in our charter)

Nevada	7370	26-2007556

(State or other jurisdiction of	(Primary Standard	IRS I.D.
incorporation or organization)	Industrial Classification
	Code Number)

2316 S Wentworth Ave
Chicago, IL	60616
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

On May 16, 2011, we filed our first Amended Form 10-Q/A for the period ended September 30, 2010 to reflect the financial statement restatement as set forth in our Form 8-K filed May 13, 2011.  We are filing this Second Amended Form 10-Q/A for the period ended September 30, 2010 and a related Form 8-K/A to respond to SEC comments concerning the May 13, 2011 Form 8-K filing.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

In accordance with the FASB ASC 985-605-25-3 Software Revenue Recognition if the arrangement does not require significant production, modification, or customization of software, revenue shall be recognized when all of the following criteria are

a. Persuasive evidence of an arrangement exists (paragraphs 985-605-25-15 through 25-17).
b. Delivery has occurred (paragraphs 985-605-25-18 through 25-29).
c. The vendor’s fee is fixed or determinable (see paragraphs 985-605-25-30 through 25-40).
d. Collectability is probable (paragraphs 985-605-25-13 through 25-14 and 985-605-
25-30 through 25-40).

The Company recognizes sales revenue for hardware, software and customized clinical information systems sales when it is realized or realizable and earned.

(1)	Sales of Hardware

For most of the Company’s hardware product sales, these criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products, and software bundled with hardware that is essential to the functionality of the hardware sold by the Company in accordance with general revenue recognition accounting guidance based on guidance in FASB ASC 605-25.

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

The following indicators of gross revenue recognition are applicable in the Company:

•	Acts as principal in the transaction.
•	Has risk and rewards of ownership, such as risk of loss for collection, delivery and returns, and
•	Takes title to the products,
•	Flexibility in pricing
•	Assumes credit risk;
•	The company can change the products or perform part of the service, and the Company customizes the supplier’s software based on customer’s needs.

All the indicators of net revenue reporting (ASC 605-45, paragraph 16-23) are not applicable in the Company.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

From the nine months period of January 1, 2010 to September 30, 2010, 2009, and 2008, there’s total of $ 108,163, $ 23,632, and $45,472 operating expenses respectively.  Details shows in the Exhibit A.

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

At September 10, 2010, the Company had receivables from its 79 shareholders aggregating $406,000 for the purchase of their Company common stock. $300,856 was paid in September 14 and 20.

Therefore, there was $105,144 stock subscription receivable outstanding as of September 30, 2010.

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

HYPERERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – ERROR CORRECTION FOR FINANCIAL STATEMENT

The Company’s business operation and sales activities were through Hyperera (Beijing) Technology Co, Ltd., which is 100% owned subsidiary of Hyperera, Inc.  Hyperera (Beijing) Technology Co. Ltd. was required to report and comply with all local Chinese tax and accounting rules.  Based on the Chinese tax accounting principles, the sales revenue and accounts receivable are allowed to be realized at sales contract price if the contract price was fair market value. Accordingly, in the previous issued unaudited interim financial statements for nine months ended September 30, 2010, the total software sales revenue of $298,529 was mistakenly recorded when the sales orders and sales contracts were signed.  In fact, Hyperera’s consolidated financial statements should comply with the USA GAAP, instead of any other accounting principles.  In accordance with FASB ASC 985-605-25-3, Software Revenue, if the arrangement does not require significant production, modification, or customization of software, revenue shall be recognized and earned when all of the following criteria are met:
a. Persuasive evidence of an arrangement exists (paragraphs 985-605-25-15 through 25-17).
b. Delivery has occurred (paragraphs 985-605-25-18 through 25-29).
c. The vendor’s fee is fixed or determinable (paragraphs 985-605-25-30 through 25- 40).
d. Collectibility is probable (paragraphs 985-605-25-13 through 25-14 and 985-605-25-30 through 25-40).  Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.  The Company had three sales orders signed for software sales in September 2010, however the software sales were unfinished.  Due to the three hospitals Hyperera intended to install the software are state-owned and need additional approval process for foreign owned company to provide our Clinical Information System (CIS) software, our sales orders were still in pending.  According to FASB ASC 985-605-25, there was no software sales revenue recognized.  Accordingly, all software sales entries were reversed, and all other adjustments in the adjusted consolidated financial statements were due to the reverse entries of software sales revenue.  Therefore, the comparative financial statements of prior periods have been adjusted to apply the correct accounting method retrospectively.  The following financial statement line items for the period January 1, 2010 through September 30, 2010 were affected by the change of the financial data.

In the following consolidated financial statements as of September 30, 2010, the error in the previous issued financial statement has adjusted.   The total sales for nine months ended September 30, 2010 were corrected to $162,840; therefore, the total net loss was $93,321.  And the deficit accumulated during the development stage was adjusted to $ (183,565); therefore, the total stockholder’s equity was $491,979 as of September 30, 2010.

In the following consolidated financial statements as of September 30, 2010, the error in the previous issued financial statement has adjusted.   The total sales for nine months ended September 30, 2010 were corrected to $162,840; therefore, the total net loss was $93,321.  And the deficit accumulated during the development stage was adjusted to $ (183,565); therefore, the total stockholder’s equity was $491,979 as of September 30, 2010.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	May 26, 2011	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	May 26, 2011
/s/ Simon Bai	Simon Bai	Principal Financial Officer and Principal Accounting Officer	May 26, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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