Form 10-Q
period 2011-03-31
HYPERERA INC
filed 2011-06-15
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 8, 2011 there were 37,694,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of March 31, 2011

Exhibit A

Exhibit B

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	March 31	March 31	December 31
	2011	2010	2010*
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,815	$238,537	$589,697
Accounts receivable, net	-	-	-
Total Current Assets	$49,815	$238,537	$589,697
Other current assets:
Accrued interest	12,401		3,127
Stock subscription receivable	90,426
Loan to related supplier	1,743,336		995,836
Total Other Current Assets	$1,846,163	$-	$998,963
Fixed assets
Furniture & Equipment, Net	$24,753		$25,149
Total Fixed Assets			$25,149
TOTAL ASSETS	$1,920,731	$238,537	$1,613,809
LIABILITIES & EQUITY
Current liabilities:
Account payable	$600	$-	$600
Loan from shareholders	985	61,350	985
Payroll liabilities	8,162	-	3,971
Total current liabilities	$9,747	$61,350	$5,556
Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 37,694,000 shares issued and outstanding.	$37,694	$27,999	$35,984
Paid-in capital	$2,196,874	$242,171	$1,831,186
Deficit accumulated during the development stage	(346,100)	(92,530)	(281,478)
Accumulated other comprehensive gain (loss)	22,516	(453)	22,561
Total stockholders' equity	$1,910,984	$177,187	$1,608,253
TOTAL LIABILITIES & EQUITY	$1,920,731	$238,537	$1,613,809

* Derived from audited financial statements

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

			Cumulative from
	Three Month Ended	Three Month Ended	February 19, 2008 (Date
	March 31	March 31	of Inception) Through
	2011	2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$162,840	$228,858
Cost of Goods Sold	-	148,000	207,998
Gross Profit	$-	$14,840	$20,860
Operating expenses:
Selling, general and administrative expenses	72,521	17,126	377,365
Depreciation and amortization expenses	1,587	-	2,567
Total Operating Expenses	$74,108	$17,126	$379,932

Operating Loss	$(74,108)	$(2,286)	$(359,072)

Investment income, net	$9,486	$-	$12,972
Interest Expense, net	-	-	-
Loss before income taxes	(64,622)	(2,286)	(346,100)
Loss tax expense	-		-
Net loss	$(64,622)	$(2,286)	$(346,100)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.01)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(45)	-	22,516
Other comprehensive loss	(45)	$-	$22,516
Comprehensive Loss	(64,667)	$(2,286)	$(323,584)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through March 31, 2011

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issurance of common stocks to shareholders @0.03 per share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issurance of common stocks to shareholders @0.03 per share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issurance of common stocks to shareholders @0.03 per share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issurance of common stocks to Williams @0.03 per share on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange rate changes					$(311)	$(311)

Net loss for the period ended December 31, 2008				$(51,611)		$(51,611)
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issurance of common stocks to shareholders @0.20 per share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange rate changes					$(142)	$(142)

Net loss for the period ended December 31, 2009				$(38,633)		$(38,633)
Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks to shareholders @0.20 per share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks to shareholders @0.20 per share on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014

Net loss for the period ended December 31, 2010				$(191,234)		$(191,234)
Balance, December 31 30, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks to shareholders @0.20 per share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks to shareholders @0.2153 per share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Adjustment for Rate Exchange					$(45)	$(45)

Net loss for the period ended March 31, 2011				$(64,622)		$(64,622)
Balance, March 31, 2011	37,694,000	$37,694	$2,196,874	$(346,100)	$22,516	$1,910,984

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Cumulative from
	Three Month	Three Month	February 19, 2008
	Ended March 31	Ended March 31	(Date of Inception) to
	2011	2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(64,622)	$(2,286)	$(346,100)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	4,170
Non-cash portion of share based consulting fee expense			20,000
Depreciation	1,587		2,567
Prepaid Expenses	-	148,600	-
Loan to shareholders	-	-	-
Loans to related supplier	(747,500)		(1,743,336)
Accured interest receivable	(9,274)		(12,401)
Account payable	-	-	600
Payroll liabilities	4,191	-	8,162
Loan from shareholders	-	7,719	985
Net cash provided by operating activities	$(815,618)	$154,033	$(2,065,353)

Investing Activities:
Furniture & Equipment, Net	(1,191)		(27,320)
Net cash provided by investing activities	$(1,191)		$(27,320)

Financing Activities:
Proceeds from issuance of common stock	276,972		2,119,972
Net cash provided by financing activities	$276,972		$2,119,972

Effect of Exchange Rate on Cash	$(45)		$22,516
Net increase (decrease) in cash and cash equivalents	$(539,882)	$154,033	$49,815
Cash and cash equivalents at beginning of the year	$589,697	$84,504	$-
Cash and cash equivalents at end of year	$49,815	$238,537	$49,815

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable	$90,426.00		$90,426

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At March 31, 2011 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2011, there was $49,815 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of March 31, 2011, there were net fixed assets of $24,753 in the Company’s balance sheets. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. As of March 31, 2011, the company has $45 comprehensive loss.

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

From January to March 31, 2011, the Company advanced additional short-term loans of $747,500 to related party supplier, Beijing Chaoran. The interest rata was estimated at annual rate of 3%, the accrued interest receivables were $9,273.

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

For March 31, 2010, the company sold total of hardware products for $162,840, which had no bundled system operation software. For March 31, 2011, There was no hardware sales.

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

The Company’s CIS software is standalone, and as of March 31, 2011, there were no software sales revenue.

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

Professional Fee

For the three months period of January to March 31 2011, the Company incurred $2,865 of Edgarization and SEC filing expenses.

For the three months period of January 31, 2010, the Company incurred $2,667 of Edgarrization and SEC filing fees.

Operating Expenses

From the three months period of January 1, 2011 to March 31, 2011, and 2010, there’s total of $74,108, and $17126, operating expenses respectively. Details shows in the Exhibit A.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2011 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the three months period of January to March 2011 and 2010, there were $1,800 rent expense incurred for both years.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through June 30, 2011 and required a RMB 17,552 monthly lease payment. For the period of January to March 2011 and 2010, there was USD $7,743 and $7,710 rent expenses incurred correspondingly.

Therefore, there was total of $9,543 and $9,510 rent expenses for the three months end March 31, 2011 and 2010.

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

From January to March 31, 2011, there was no additional loans from Mr. Li Zhiyong. Therefore, as of March 31, 2011, the total balance of Loans from Shareholders was $985.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2011, total 20,400,000 shares were issued to officers and directors were not changed. But, the total outstanding shares were changed to 37,694,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share*
Zhi Yong Li	Chairman	10,000,000	$10,000.00	2/19/2008	26.53%
Wei Wu	President	5,000,000	$5,000.00	2/19/2008	13.26%
Hui Tao Zhou	Director	5,000,000	$5,000.00	2/19/2008	13.26%
Jian Wu Zhang	Director	100,000	$3,000.00	3/31/2008	0.26%
Ming Liu	Director	100,000	$3,000.00	3/31/2008	0.26%
Hong Tao Bai	Vice-President	100,000	$3,000.00	3/31/2008	0.26%
Nan Su	CTO	100,000	$3,000.00	3/31/2008	0.26%
Simon Bai	CFO				0.00%
Total		20,400,000	$32,000.00		54.09%

* the percentage was based on the total outstanding shares of 37,694,000 as of March 31, 2011.

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

For three month ended March 31, 2011, there was no cost of goods sold incurred.

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000. On March 31, 2011, additional 1,660,000 shares were issued to 14 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.

Therefore, as of March 31, 2011, the total outstanding common shares were 37,694,000.

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

At March 31, 2011, the Company had receivables from 4 shareholders aggregating of $90,426 for 420,000 shares issued. The total receipts were received on April 2011.

Therefore, there was $90,426 stock subscription receivable outstanding as of March 31, 2011.

NOTE E – SUBSEQUENT EVENTS

From October 2010 to March 2011, the Company advanced total short-term loans of $1,743,336 as of March 31, 2011 to related party supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $12,401. The repayment terms were demanded as request by the Company.

Beijing Chaoran began to repay the loans to the Company on May 3, 2011 for RMB 4,840,000; on May 4, 2011 for RMB 1,118,685; total equivalent of US dollars of $916,720 were paid as of June 8, 2011.

NOTE F – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred accumulated operating losses of 359,072 for the period February 19, 2008 (inception) through March 31, 2011. The Company is considered to be a development stage company.

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

Exhibit A:

Hyperera, Inc
	3/31/2011	3/31/2010
Expense
Auto	942.21	0.00
Bank Service Charges	158.11	180.00
Depreciation	1,586.66	0.00
Insurance	1,535.00
License & Registration	0.00	654.00
Meals and Entertainment	1,184.85	0.00
Office Supplies	22,456.29	800.00
Payroll Expenses
Net Wage Payment-China	26,243.39	0.00
Payroll Withholding Tax-China	1,584.55	0.00
Total Payroll Expenses	27,827.94	0.00
Postage	318.42
Total Professional Fees	2,865.00	2,667.60
Rent Expense
Rent Expense - China Subsidiary	7,743.33	7,710.00
Rent Expense - US Corporation	1,800.00	1,800.00
Total Rent Expense	9,543.33	9,510.00
Supplies	101.47	0.00
Telephone	111.58	0.00
Travel Expense
Total Travel Expense	3,077.39	3,314.10
Utilities	2,399.87	0.00
Total Expense	74,108.12	17,125.70

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

The Company sold computer hardware for $162,840 during March 2010; there was no sales revenue for the period of January 1 to March 31, 2011.

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

Results of Operations

For the three months ended March 31, 2011 vs. March 31, 2010.

Revenue

For the three months ended March 31, 2011, there was no sales income recognized.

For the three months ended March 31, 2010, the there was hardware sales of $162,840.

We anticipate the hardware and software sales later this year 2011.  However, due to most of our potential customers are state-owned hospitals, we incurred significant difficulty to go though the lengthy governmental approval process. Further, we have met unanticipated significant market resistance to our software because its current technological stage of development. We will continue our marketing efforts but there is no assurance as to when, if ever, we will commence generating sales revenue in the future.

Cost of Revenue

For the three months ended March 31, 2011, there was no cost of goods sold incurred

For the three months ended March 31, 2010, there was $148,000 cost of goods sold incurred.

Expense

For the three months ended March 31, 2011, the Company incurred selling, general and administrative expenses of $74,108.  The primary expenses were payroll expense of $27,828, rent expense of 9543, office supplies of $22,456, travel expense of $3,077, and SEC filing fee of $2865.

For the three months ended March 31, 2010, the Company incurred selling, general and administrative expenses of $17,126. The primary expenses were rent expense of 9510, travel expense of $3,314, and SEC filing fee of $2667.

The significant increase of operation expense for the three months ended March 31, 2011 than March 31, 2010, was due to the increase of payroll expenses in 2011.  The Company increased the marketing and operating activities since October 2010, the office operation expenses also was increased.

Income Taxes

The Company had net loss of $64,622 at March 31, 2011, and net loss of $2286 at March 31, 2010.  There were no income taxes for three month periods of March 31, 2011, and 2010 respectively.

Net Income(Loss)

For three months ended March 31, 2011, the Company incurred net loss of $64,622; for three months ended March 31, 2010, the Company had net loss of $2,286.

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

Our Company is still a development stage enterprise, and we continue to expend our efforts in our marketing to sell our software.  However, we have met unanticipated significant market resistance to our software because its current technological stage of development. Further, due to most of our potential customers are state-owned hospitals, we incurred significant difficulty to go though the lengthy governmental approval process. We continue to explore methods to improve our product and remedy this situation, but also have started looking for opportunities to develop other profit areas to respond to shareholders’ investment expectations. After months of searching and inspection, we identified an energy-saving environmental protection battery, while also developing energy recycling and rechargeable batteries.  We have engaged in discussions concerning acquisition of a significant minority interest in this company but are currently conducting additional due diligence.  We have no current binding contract, agreement or commitment to acquire an interest in this or any other company.

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

Liquidity and Capital Resources

	At March 31	At December 31
	2011	2010

Current Ratio	197.06	285.94
Cash	$49,815	$589,697
Working Capital	$1,886,231	$1,583,104
Total Assets	$1,920,731	$1,613,809
Total Liabilities	$9,747	$5,556

Total Equity	$1,910,984	$1,608,253.00

Total Debt/Equity	0.01	0.00

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $49,815 at March 31, 2011, and the working capital of $1,886,231, and cash and cash equivalent of $589,697 at December 31, 2010 and the working capital of $1,583,104.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers. As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred a cumulative operating loss of $346,100 for the period February 19, 2008 (inception) through March 31, 2011.  The Company’s related party transactions, the short-term loans to related party supplier may raise substantial doubt about its ability to carry out its operational business plan and cause uncertainty about its cash flows, such related party borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concerns.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2010 to related party supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables on this loan were $3,127.  The loan was not reflected in writing and was repayable upon demand as requested by the Company.

From January to March 31, 2011, the Company advanced additional short-term loans of $747,500 to related party supplier, Beijing Chaoran on the same terms and conditions. As of March 31, 2011, the total loans to related party supplier-Beijing Chaoran was $1,743,336.

Beijing Chaoran began to repay the loans to the Company on May 3, 2011 for RMB 4,840,000; on May 4, 2011 for RMB 1,118,685; total aggregate equivalent of US dollars of $916,720 were re-paid as of June 8, 2011. The total balance of loans to related party supplier Beijing Chaoran as of June 8, 2011 was $826,616.

Shareholder’s Equity

The Company had total equity of $491,979 at September 30, 2010, and $182,524 at September 30, 2009, respectively.

On February 19, 2008, the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou  at $0.001 per share or $20,000 for initial capital (stock subscription receivable).

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000.  On March 31, 2011, additional 1,660,000 shares were issued to 14 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.

Therefore, as of March 31, 2011, the total outstanding common shares were 37,694,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

At January 1, 2011, 50,000 shares were issued to one non U.S. shareholder at $0.20 per share for $10,000.  On March 31, 2011, additional 1,660,000 shares were issued to 14 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000 or approximately $358,875 USD.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

Regulation S was available for sales to non-U.S. shareholders because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, , we provided the following to all investors:

•	Access to all our books and records.
•	Access to all material contracts and documents relating to our operations.
•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	June 15, 2011	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	June 15, 2011
/s/ Simon Bai	Simon Bai	Principal Financial Officer and Principal Accounting Officer	June 15, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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