Form 10-Q
period 2010-06-30
HYPERERA INC
filed 2011-07-21
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of June 30, 2010 there were 27,999,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of June 30, 2010, and 2009

HYPERERA, INC
(A Development Stage Enterprise)
BALANCE SHEET

	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,966	$84,504
Accounts receivable, net	-	-
Total Current Assets	$6,966	$84,504

Other current assets:
Prepaid expense to supplier	-	148,600
Prepaid rent	10,325	-
Loan to related supplier	165,000	-
Total Other Current Assets	$175,325	$148,600

TOTAL ASSETS	$182,291	$233,104

LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$-
Total current liabilities	$-	$-

Other current liabilities:
Loan from shareholders	64,759	53,631
Total other current liabilities	$64,759	$53,631

Total liabilities	$64,759	$53,631

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
27,999,000 shares issued and outstanding.	$27,999	$27,999
Paid-in capital	$242,171	$242,171
Deficit accumulated during the development stage	(152,038)	(90,244)
Accumulated other comprehensive loss	(600)	(453)

Total stockholders' equity	$117,532	$179,473
TOTAL LIABILITIES & EQUITY	$182,291	$233,104

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF LOSS

					Cumulative from
	Six Month Ended	Six Month Ended	Three Month Ended	Three Month Ended	February 19, 2008
	June 30	June 30	June 30	June 30	(Date of Inception) to
	2010	2009	2010	2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$162,840	$-	$-	$-	$228,858
Cost of Goods Sold	148,000	-	-	-	207,998
Gross Profit	$14,840	$-	$-	$-	$20,860
Operating expenses:
Research and development	-	-	-	-	-

Selling, general and administrative expenses	76,634	12,099	59,509	5,217	172,961

Depreciation and amortization expenses	-	-	-	-	-
Total Operating Expenses	$76,634	$12,099	$59,509	$5,217	$172,961

Operating Loss	$(61,794)	$(12,099)	$(59,509)	$(5,217)	$(152,101)
					-
Investment income, net	$-	$42	$-	$7	$63
Interest Expense, net	-	-	-	-	-
Loss before income taxes	(61,794)	(12,057)	(59,509)	(5,210)	(152,038)
Loss tax expense	-	-			-
Net loss	$(61,794)	$(12,057)	$(59,509)	$(5,210)	$(152,038)
					-
Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.02)	$(0.00)	$(0.00)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(147)	(140)	(147)	(140)	(600)
Other comprehensive loss	$(147)	$(140)	$(147)	$(140)	$(600)
Comprehensive Income (Loss)	$(61,941)	$(12,198)	$(59,656)	$(5,350)	$(152,638)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception)
through June 30, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks to shareholders @0.001 per share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issuance of common stocks to shareholders @0.03 per share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issuance of common stocks to shareholders @0.03 per share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issuance of common stocks to shareholders @0.03 per share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issuance of common stocks to Williams @0.03 per share on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange rate changes					$(311)	$(311)

Net loss for the period ended December 31, 2008				$(51,611)		$(51,611)

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issuance of common stocks to shareholders @0.20 per share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange rate changes					$(142)	$(142)

Net loss for the period ended December 31, 2009				$(38,633)		$(38,633)

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Adjustment for Exchange rate changes					$(147)	$(147)

Net loss for the period ended June 30, 2010				$(61,794)		$(61,794)

Balance, June 30, 2010	27,999,000	$27,999	$242,171	$(152,038)	$(600)	$117,532

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	February 19, 2008
	June 30	June 30	June 30	June 30	(Date of Inception) to
	2010	2009	2010	2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net Income (Loss)	$(61,794)	$(12,057)	$(59,509)	$(5,210)	$(152,038)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Prepaid expenses	138,275	(207,998)	(10,325)	-	(10,325)
Loan to shareholders/officer	-	115,000		-	-
Loan to related supplier	(165,000)	-	(165,000)	-	(165,000)
Account payable	-	(139)	-	216	-
Payroll liabilities	-	(668)	-	-	-
Loan from shareholders	11,128	39,500	3,410	-	64,759
Net cash provided by operating activities	$(77,391)	$(66,362)	$(231,424)	$(4,994)	$(258,434)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	-	-	-	-	266,000
Net cash provided by financing activities	$-	$-	$-	$-	$266,000

Effect of Exchange Rate on Cash	$(147)	$(140)	$(147)	$(140)	$(600)
Net increase (decrease) in cash and cash equivalents	$(77,538)	$(66,502)	$(231,571)	$(5,134)	$6,966
Cash and cash equivalents at beginning of the period	$84,504	$92,770	$238,537	$31,402	$-
Cash and cash equivalents at end of period	$6,966	$26,268	$6,966	$26,268	$6,966

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At June 30, 2010 and for the three months and six months then ended respectively, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2010, there was $6,966 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of June 30, 2010, there were no fixed assets in the Company’s balance sheets.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the period of January 1 to June 30, 2010, the company has $147 comprehensive loss, and has an accumulated comprehensive loss of $ 600 as of June 30, 2010.

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

Revenue Recognition

In accordance FASB ASC 985-605-25, “Revenue Recognition,” the Company recognizes sales revenue for hardware, software and customized clinical information systems sales when it is realized or realizable and earned:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The vendor’s fee is fixed or determinable
•	Collectability is probable

(1)	Sales of Hardware

For most of the Company’s hardware product sales, these criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products, and software bundled with hardware that is essential to the functionality of the hardware sold by the Company in accordance with general revenue recognition accounting guidance based on guidance in FASB ASC 605-25.

At the six months period ended June 30, 2010, the company sold total of hardware products for $162,840, which had no bundled system operation software.

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

The Company’s CIS software is standalone, and as of June 30, 2010, there were no software sale was recognized.

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

Professional Fee

Professional fee is consisted of accounting and auditing fee, legal fee, consulting fee, SEC filing fee, and other professional expenses.

For the six months period of January to June 2010, the Company incurred $ 41,840 of professional expense, which include $39,172 was expensed from April 1 to June 30, 2010.

Operating Expenses

From the six months period of January 1, 2010 to June 30, 2010 and 2009, there’s total of $ 76,634 and $ 12,099 operating expenses respectively. For the three months period of April 1, 2010 to June 30, 2010 and 2009, there was total of $ 59,509 and $ 5,217 operating expenses respectively.  Details shows in the Exhibit A.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2011 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the six months period of January to June 2010 and 2009, there was $3,600 rent expense incurred for both years.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through June 30, 2011 and required a RMB 17,552 monthly lease payment. For the period of January to June 2010, there was USD $12,872 rent expenses incurred.

Therefore, there was total of $16,472 and $ 3,600 rent expenses for the six months end June 30, 2010 and 2009; and total of $ 6,962 and $ 1,800 rent expenses for the three months end June 30, 2010 and 2009.

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

Therefore, there’s $4,293 payroll expense for Hyperera Beijing’s Representative office for the period of January 1, 2009 to June 30, 2009, but there’s no active employee and no payroll expense for the China subsidiary Hyperera Technology (Beijing) Co, Ltd in 2009 and in the period of January to June 2010.  And there was no payroll expense incurred in USA in 2009 and 2010.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2010, total 20,400,000 shares were issued to officers and directors. The percentage of common shares issued to executive and non-executive officers and directors was based on total outstanding shares of 27,999,000.
Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share
Zhi Yong Li	Chairman	10,000,000	$10,000.00	2/19/2008	35.72%
Wei Wu	President	5,000,000	$5,000.00	2/19/2008	17.86%
Hui Tao Zhou	Director	5,000,000	$5,000.00	2/19/2008	17.86%
Jian Wu Zhang	Director	100,000	$3,000.00	3/31/2008	0.36%
Ming Liu	Director	100,000	$3,000.00	3/31/2008	0.36%
Hong Tao Bai	Vice-President	100,000	$3,000.00	3/31/2008	0.36%
Nan Su	CTO	100,000	$3,000.00	3/31/2008	0.36%
Simon Bai	CFO				0.00%
Total		20,400,000	$32,000.00		72.86%

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loans from Shareholders

As of June 30, 2010, the Company’s officer, Mr. Zhiyong Li have loaned $ 64,759 to Hyperera China Subsidiary for operating and administrating expenses.

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

Loans to Related Party Supplier- Beijing Chaoran

As of June 30, 2010, the Company advanced short-term loans of $ 165,000 to related party supplier, Beijing Chaoran.  The repayment terms were demanded as request by the Company. there was no written loan agreement between the Chaoran and the Company, and orally agreed there was no accrual interest.

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

There was no share issued in the period of January to June 2010.

Therefore, as of June 30, 2010, the company has a total of 27,999,000 shares were issued and outstanding.

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating loss of $61,794 and cumulative operating loss of $152,038 for six months ended June 30, 2010 and the cumulative period February 19, 2008 (inception) through June 30, 2010, respectively. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – GOING CONCERN (Continue)

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Expense
Administration Expense	$74	$-	$74	$-
Automobile Expense	147	-	147	-
Bank Service Charges	300	158	120	31
License & Registration	7,720	299	7,066	75
Meals and Entertainment	-	300	-	-
Telephone Expense	780	155	780	-
Postage Expense	4	-	4	-
Utilities Expense	64	-	64	-
Office Supplies	1,220	-	420	-
Payroll Expenses
Net Wage Payment-China	-	4,007	-	2,671
Payroll Withholding Tax-China	-	286	-	190
Total Payroll Expenses	-	4,293	-	2,862
Professional Fees
Accounting & Auditing	15,000	-	15,000	-
Consulting fee	23,000	-	23,000	-
Legal Fee		600	-	-
Professional Fees - Other	3,840	178	1,172	178
Total Professional Fees	41,840	778	39,172	178
Rent Expense
Rent Expense - China Office	12,872	-	5,162	-
Rent Expense - US Corp.	3,600	3,600	1,800	1,800
Total Rent Expense	16,472	3,600	6,962	1,800
Tax-China Operation
Income Tax - China	-	139	-	139
Local Operation Tax - China	-	132	-	132
Total Tax-China Operation	-	271	-	271
Travel Expense
Air Tickets	8,013	2,043	4,699	-
Lodging & Hotel	-	203	-	-
Visa Application Fee	-	-	-
Total Travel Expense	8,013	2,246	4,699	-
Total Expense	$76,634	$12,099	$59,509	$5,217

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

The Company sold computer hardware for $162,840 during March 2010 and had no sale income in the period of April to June 2010; therefore, there was $ 162,840 sales revenue for the period of January 1 to June 30, 2010.

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

Results of Operations

For the three months ended June 30, 2010 vs. June 30, 2009.

Revenue

For the three months ended June 30, 2010, there was no sales income recognized.

For the three months ended June 30, 2009, there were no sales recognized.

Cost of Revenue

For the three months ended June 30, 2010, there was no cost of goods sold incurred

For the three months ended June 30, 2009, there was no cost of goods sold incurred.

Expense

For the three months ended June 30, 2010, the Company incurred selling, general and administrative expenses of $ 59,509.  The primary expenses were professional fees of $39,172 related to legal, consulting, accounting and audit fees, rental expense of $6,962, as well as license and registration fee of $ 7,066.

For the three months ended June 30, 2009, the Company incurred selling, general and administrative expenses of $ 5,217.

Income Taxes

The Company had net loss at June 30, 2010.  There were no income taxes.

Net Income(Loss)

For three months ended June 30, 2010, the Company incurred net loss of $ 59,509; for three months ended June 30, 2009, the Company had net loss of $ 5,217.

For the six months ended June 30, 2010 vs. June 30, 2009.

Revenue

For the six months ended June 30, 2010, the Company had total revenue of $162,840.

For the six months ended June 30, 2009, there were no sales income recognized.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the six months ended June 30, 2010, the Company incurred total cost of goods sold $148,000 for the products purchased from Beijing Chaoran.

For the six months ended June 30, 2009, there was no cost of goods sold incurred.

Expense

For the six months ended June 30, 2010, the Company incurred selling, general and administrative expenses of $ 76,634  The primary expenses were professional fees of $41,840 related to legal, consulting, accounting and audit fees, rental expense of $16,472, as well as license and registration fee of $ 7,720.

For the six months ended June 30, 2009, the Company incurred selling, general and administrative expenses of $12,099.

The increase of selling, general and administrative expenses in 2010 vs. 2009, was due to the increase of professional services related to SEC filings, legal consulting, accounting, and the rental expense etc.

Income Taxes

The Company had net loss at June 30, 2010.  There were no income taxes.

Net Income

For six months ended June 30, 2010, the Company incurred net loss of $61,794; for six months ended June 30, 2009, the Company had net loss of $12,057.  At June 30, 2010, the Company had accumulated net loss of $152,038.

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

Liquidity and Capital Resources

	At June 30	At December 31
	2010	2009

Current Ratio	2.81	4.12
Cash	$6,966	$84,504
Working Capital	$117,532	$176,473
Total Assets	$182,291	$233,104
Total Liabilities	$64,759	$56,631

Total Equity	$117,532	$179,473

Total Debt/Equity	0.55	0.32

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $6,966 at June 30, 2010, and the working capital of $117,532, and cash and cash equivalent of $ 84,504 at December 31, 2009 and the working capital of $176,473.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers. As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred a cumulative operating loss of $152,038 for the period February 19, 2008 (inception) through June 30, 2010.  The Company’s related party transactions, the short-term loans to related party supplier may raise substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows, such related party borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concerns.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Shareholder’s Equity

The Company had total equity of $117,532 at June 30, 2010, and $179,473 at December 31, 2009, respectively.

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

There was no share issued in the period of January to June 2010.

Therefore, as of June 30, 2010, the company has a total of 27,999,000 shares were issued and outstanding.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

None

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2010.

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	July 20, 2011	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	July 20, 2011
/s/ Simon Bai	Simon Bai	Principal Financial Officer and Principal Accounting Officer	July 20, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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