Form 10-Q
period 2011-06-30
HYPERERA INC
filed 2011-08-22
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ RANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of August 19, 2011 there were 38,104,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of June 30, 2011

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	June 30	December 31
	2011	2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,691	$589,697
Accounts receivable, net	-	-
Total Current Assets	$84,691	$589,697
Other current assets:
Accrued interest	47,779	3,127
Stock subscription receivable	40,000
Loan to Greensaver Corp.	1,538,462
Loan to related supplier	277,931	995,836
Total Other Current Assets	$1,904,172	$998,963
Fixed assets
Furniture & Equipment, Net	$23,166	$25,149
Total Fixed Assets	$23,166	$25,149

TOTAL ASSETS	$2,012,029	$1,613,809

LIABILITIES & EQUITY
Current liabilities:
Account payable	$1,200	$600
Loan from shareholders	7,886	985
Payroll liabilities	7,770	3,971
Total current liabilities	$16,856	$5,556

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,104,000 shares issued and outstanding.	$38,104	$35,984
Paid-in capital	$2,299,464	$1,831,186
Deficit accumulated during the development stage	(370,275)	(281,478)
Accumulated other comprehensive gain (loss)	27,880	22,561
Total stockholders' equity	$1,995,173	$1,608,253

TOTAL LIABILITIES & EQUITY	$2,012,029	$1,613,809

* Derived from audited financial statement 12/31/2010

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

					Cumulative from
	Three	Three			February 19, 2008 (Date
	Month Ended	Month Ended	Six Month Ended	Six Month Ended	of Inception) Through
	June 30 2011	June 30 2010	June 30 2011	June 30 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudeted)	(Unausited)	(Unaudited)
Revenues	$-	$-	$-	$162,840	$228,858
Cost of Goods Sold	-	-	-	148,000	207,998
Gross Profit	$-	$-	$-	$14,840	$20,860
Operating expenses:
Selling, general and administrative expenses	58,090	59,509	130,612	76,634	435,457
Depreciation and amortization expenses	1,587	-	3,173	-	4,153
Total Operating Expenses	$59,677	$59,509	$133,785	$76,634	$439,610
Operating Loss	$(59,677)	$(59,509)	$(133,785)	$(61,794)	$(418,750)
Investment income, net	$35,502	$-	$44,989		$48,475
Interest Expense, net	-	-			-
Loss before income taxes	(24,175)	(59,509)	(88,796)	(61,794)	(370,275)
Loss tax expense	-	-	-		-
Net loss	$(24,175)	$(59,509)	$(88,796)	$(61,794)	$(370,275)
Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,364	(147)	5,319	(147)	27,880
Other comprehensive income (loss)	5,364	$(147)	$5,319	$(147)	$27,880
Comprehensive Loss	(18,811)	$(59,656)	$(83,477)	$(61,941)	$(342,395)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through Jun 30, 2011

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issurance of common stocks to shareholders @0.03 per share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issurance of common stocks to shareholders @0.03 per share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issurance of common stocks to shareholders @0.03 per share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issurance of common stocks to Williams @0.03 per share on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange rate changes					$(311)	$(311)
Net loss for the period ended December 31, 2008				$(51,611)		$(51,611)
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issurance of common stocks to shareholders @0.20 per share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange rate changes					$(142)	$(142)
Net loss for the period ended December 31, 2009				$(38,633)		$(38,633)
Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issurance of common stocks to shareholders @0.20 per share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks to shareholders @0.20 per share on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014
Net loss for the period ended December 31, 2010				$(191,234)		$(191,234)
Balance, December 31 30, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks to shareholders @0.20 per share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks to shareholders @0.2153 per share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Adjustment for Rate Exchange					$(45)	$(45)
Net loss for the period ended March 31, 2011				$(64,622)		$(64,622)
Balance, March 31, 2011	37,694,000	$37,694	$2,196,874	$(346,100)	$22,516	$1,910,984

Issuance of common stocks to shareholders @0.30 per share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks to shareholders @0.20 per share on June 30, 2011	200,000	$200	$39,800			$40,000

Adjustment for Rate Exchange					$5,364	$5,364
Net loss for the period ended June 30, 2011				$(24,175)		$(24,175)
Balance, June 30, 2011	38,104,000	$38,104	$2,299,464	$(370,275)	$27,880	$1,995,173

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from
					February 19, 2008
	Three Month Ended	Three Month Ended	Six Month Ended	Six Month Ended	(Date of Inception) to
	June 30 2011	June 30 2010	June 30 2011	June 30 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(24,175)	$(59,509)	$(88,796)	$(61,794)	$(370,275)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-			4,170
Non-cash portion of share based consulting fee expense					20,000
Depreciation	1,587		3,173		4,153
Prepaid Expenses	-	(10,325)		138,275	-
Loans to Greensaver	(1,538,461)		(1,538,461)		(1,538,461)
Loans to related supplier	1,465,405	(165,000)	717,905	(165,000)	(277,931)
Accrued interest receivable	(35,379)		(44,652)		(47,779)
Account payable	600	-	600		1,200
Payroll liabilities	(392)	-	3,799		7,770
Loan from shareholders	6,901	3,410	6,901	11,128	7,886
Net cash provided by operating activities	$(123,914)	$(231,424)	$(939,531)	$(77,391)	$(2,189,267)

Investing Activities:
Furniture & Equipment, Net	-		(1,191)		(27,320)
Net cash provided by investing activities	$-		$(1,191)		$(27,320)

Financing Activities:
Proceeds from issuance of common stock	63,000	-	430,398		2,273,398
Net cash provided by financing activities	$63,000	$-	$430,398		$2,273,398

Effect of Exchange Rate on Cash	$5,364	$(147)	$5,319	$(147)	$27,880
Net increase (decrease) in cash and cash equivalents	$(55,550)	$(231,571)	$(505,005)	$(77,538)	$84,691
Cash and cash equivalents at beginning of the year	$140,241	$238,537	$589,696	$84,504	$-
Cash and cash equivalents at end of year	$84,691	$6,966	$84,691	$6,966	$84,691

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable	$40,000.00	$-	$40,000.00	$-	$40,000

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At June 30, 2011 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2011, there was $84,691 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of June 30, 2011, there were net fixed assets of $23,166 in the Company’s balance sheets.  The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For three month ended June 30, 2011, the company has $5,364 comprehensive income.

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

On April 15, 2011, Beijing Chaoran returned the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term 6 months.

At June 30, 2011, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $277,931, the accrued interest receivable from Beijng Chaoran is $3,345 based on annual interest rate of 3%.

HYPERERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term 6 months.  The accrued interest receivable is $32,034 for three month period ending June 30, 2011.  Greensaver Corporation is a leading silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China.  The Company preliminarily expressed the intention to have future cooperation to have a joint venture to provide key parts for Greensaver’s factory.

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
d. Collectability is probable (paragraphs 985-605-25-13 through 25-14 and 985-605-25-30 through 25-40).

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

For three month period ending June 30, 2011, there were no hardware sales.

(2)	Sales of Software
In accordance with FASB ASC 605-25 and FASB ASC 985-605-25, “Revenue Recognition,” the Company recognizes software sales revenue when it is realized or realizable and earned. Revenue is realized or realizable when the product is exchanged for cash or for claim to cash or other assets that are readily convertible into known amounts of cash. The Company must meet all of the following four criteria under FASB ASC 605-25 and FASB ASC 985-605-25 to recognize software revenue.

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

The Company’s CIS software is standalone, and as of June 30, 2011, there were no software sales revenue.

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

Professional Fee

For the three months period of April to June 30 2011, the Company incurred $1,984 of Edgarization and SEC filing expenses.

Operating Expenses

From the three months period of April 1, 2011 to June 30, 2011, and 2010, there’s total of $59,677, and $59,509, operating expenses respectively.  Details shows in the Exhibit A.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2011 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the three months period ending June 30, 2011 and 2010, there were $1,800 rent expenses incurred for both years.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through June 30, 2011 and required a RMB 17,552 monthly lease payment. For the period of April to June 2011 and 2010, there was USD $8100.72 and $5,162 rent expenses incurred correspondingly.

Therefore, there was total of $9,901 and $6,962 rent expenses for the three months end June 30, 2011 and 2010.

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

From January to March 31, 2011, there were no additional loans from Mr. Li Zhiyong.  Therefore, as of March 31, 2011, the total balance of Loans from Shareholders was $985.

From April to June 30, 2011, Mr. Zhiyong Li advanced additional amount of $6,901 to the Company.  Therefore, as of June 30, 2011, the balance of Loans from Shareholder is $7,886.  The loans would be repaid as request without interest.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2011, total 20,400,000 shares were issued to officers and directors were not changed.  But, the total outstanding shares were changed to 38,104,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share*
Zhi Yong Li	Chairman	10,000,000	$10,000.00	2/19/2008	26.24%
Wei Wu	President	5,000,000	$5,000.00	2/19/2008	13.12%
Hui Tao Zhou	Director	5,000,000	$5,000.00	2/19/2008	13.12%
Jian Wu Zhang	Director	100,000	$3,000.00	3/31/2008	0.26%
Ming Liu	Director	100,000	$3,000.00	3/31/2008	0.26%
Hong Tao Bai	Vice-President	100,000	$3,000.00	3/31/2008	0.26%
Nan Su	CTO	100,000	$3,000.00	3/31/2008	0.26%
Simon Bai	CFO				0.00%
Total		20,400,000	$32,000.00		53.44%

* the percentage was based on the total outstanding shares of 38,104,000 as of June 30, 2011.

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

For three month ended June 30, 2011, there was no cost of goods sold incurred.

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000.  On March 31, 2011, additional 1,660,000 shares were issued to 14 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.  At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000.  At June 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of June 30, 2011.

Therefore, as of June 30, 2011, the total outstanding common shares were 38,104,000.

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

At June 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of June 30, 2011.

Therefore, there was $40,000 stock subscription receivable outstanding as of June 30, 2011.

NOTE F – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred accumulated operating losses of $370,275 for the period February 19, 2008 (inception) through June 30, 2011. The Company is considered to be a development stage company.

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

Exhibit A:

Hyperera, Inc
	3 Months Ended	3 Months Ended
	6/30/2011	6/30/2010
Expense
Administration Expense	$-	$74
Automobile Expense	610	147
Bank Service Charges	27	120
Depreciation	1,587
Insurance	1,807	-
License & Registration	26	7,066
Meals and Entertainment	1,102	-
Telephone Expense	45	780
Postage Expense	303	4
Utilities Expense	1,757	64
Office Supplies	8,881	420
Total Payroll Expenses	24,304	-
Professional Fees
Accounting & Auditing	923	15,000
Consulting fee	-	23,000
Professional Fees - Other	1,984	1,172
Total Professional Fees	2,907	39,172
Rent Expense
Rent Expense - China Office	8,101	5,162
Rent Expense - US Corp.	1,800	1,800
Total Rent Expense	9,901	6,962
Total Travel Expense	6,421	4,699
Total Expense	$59,677	$59,509

Exhibit B:

	Six Month Ended	Six Month Ended
	6/30/2011	6/30/2010
Expense
Administration		74
Automobile Expense	1,551.91	147
Bank Service Charges	177.84	300
Depreciation Expense	3,173.32	-
Insurance Expense	3,341.53	-
License & Registration	26.15	7,720.00
Meals and Entertainment	2,287.16	-
Meeting & Conference	824.16
Office Supplies	30,131.68
Payroll Expenses	52,131.77	-
Postage	621.4	4
Total Professional Fees	5,772.08	41,840.00
Purchase of Bank Note	7.35
Rent Expense	19,444.05	16,472.00
Supplies	1,307.31	1,220.00
Telephone Expense	156.67	780
Total Travel Expense	8,673.75	8,013.00
Utilities	4,157.21	64
Total Expense	$133,785.34	$76,634.00

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

There was no sales revenue for the period of January 1 to June 30, 2011.

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

Results of Operations

For the three months ended June 30, 2011 vs. June 30, 2010.

Revenue

For the three months ended June 30, 2011, there was no sales income recognized.

For the three months ended June 30, 2010, there was no sales revenue.

Cost of Revenue

For the three months ended June 30, 2011, there was no cost of goods sold incurred

For the three months ended June 30, 2010, there was no cost of goods sold incurred.

Expense

For the three months ended June 30, 2011, the Company incurred selling, general and administrative expenses of $58,090.  The primary expenses were payroll expense of $24,304, rent expense of $9,902, office supplies of $8,881, travel expense of $6,421, and SEC filing fee of $1,984.

For the three months ended June 30, 2010, the Company incurred selling, general and administrative expenses of $59,509. The primary expenses were rent expense of $6,962, travel expense of $4,699, professional fee of $38,000, and SEC filing fee of $1,172.

Income Taxes

The Company had net loss of $24,175 at June 30, 2011, and net loss of $59,509 at June 30, 2010.  There were no income taxes for three month periods of June 30, 2011, and 2010 respectively.

Net Income(Loss)

For three months ended June 30, 2011, the Company incurred net loss of $24,175; for three months ended June 30, 2010, the Company had net loss of $59,509.

There was accrued interest income of $35,502 for three month ending June 30, 2011, therefore the net loss was decreased for three month period ending June 30, 2011 vs June 30, 2010.

For the six months ended June 30, 2011 vs. June 30, 2010.

Revenue

For the six months ended June 30, 2011, there was no sales income recognized.

For the six months ended June 30, 2010, the there was hardware sales of $162,840.

Cost of Revenue

For the six months ended June 30, 2011, there was no cost of goods sold incurred

For the six months ended June 30, 2010, there was $148,000 cost of goods sold incurred.

Expense

For the six months ended June 30, 2011, the Company incurred selling, general and administrative expenses of $130,612.  The primary expenses were payroll expense of $52,132, rent expense of $19,444, office supplies of $30,132, travel expense of $8,674, and professional filing fee of $5,772.

For the six months ended June 30, 2010, the Company incurred selling, general and administrative expenses of $76,634. The primary expenses were rent expense of $16,472, travel expense of $8,013, consulting expense of $23,000, professional fee of $15,000, and SEC filing fee of $3,840.

The significant increase of operation expense for the six months ended June 30, 2011 than June 30, 2010, was due to the significant increase of payroll expenses in 2011.  The Company increased the marketing and operating activities since October 2010, the office operation expenses also was increased.

Income Taxes

The Company had net loss of $88,796 at June 30, 2011, and net loss of $61,794 at June 30, 2010.  There were no income taxes for six month periods of June 30, 2011, and 2010 respectively.

Net Income(Loss)

For six months ended June 30, 2011, the Company incurred net loss of $88,796; for six months ended June 30, 2010, the Company had net loss of $61,794.

For six months ended June 30, 2011, the Company incurred accrued interest income of $44,989; for six months ended June 30, 2010, there was no interest income.

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

Our Company is still a development stage enterprise, and we continue to expend our efforts in our marketing to sell our software. However, we have met unanticipated significant market resistance to our software because its current technological stage of development. Further, due to most of our potential customers are state-owned hospitals, we incurred significant difficulty to go though the lengthy governmental approval process. We continue to explore methods to improve our product and remedy this situation, but also have started looking for opportunities to develop other profit areas to respond to shareholders’ investment expectations. After months of searching and inspection, we identified Greensaver Corporation, located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China, an energy-saving silicon battery manufacturer. We have engaged in discussions concerning acquisition of a significant minority interest in this company but are currently focusing on jointly set up a new joint venture to manufacture the key parts such as lead boards for Greensaver’s factory.  We are still investigating a future factory site and the business plan and budget for the potential new joint venture.  We have no current binding contract, agreement or commitment to acquire an interest in this or any other company or to set up such a joint venture.

However, on April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with un-related party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan is due September 30, 2011.  The accrued interest receivable is $32,034 for three month period ending June 30, 2011.

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2010 to related party supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $3,127.  The repayment terms were upon demand as request by the Company.

From January to March 31, 2011, the Company advanced additional short-term loans of $747,500 to related party supplier, Beijing Chaoran.  The interest rate was estimated at annual rate of 3%, the accrued interest receivables were $9,273.

On April 15, 2011, Beijing Chaoran repaid the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with unrelated party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term 6 months.

At June 30, 2011, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $277,931, the accrued interest receivable from Beijng Chaoran is $3,345 based on annual interest rate of 3%.

Loans to Greensaver Corporation

On April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with unrelated party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan is due September 30, 2011.  The accrued interest receivable is $32,034 for three month period ending June 30, 2011.

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

Liquidity and Capital Resources

Hyperera, Inc

	At June 30	At December 31
	2011	2010

Current Ratio	119.37	285.94
Cash	$84,691	$589,697
Working Capital	$1,972,007	$1,583,104
Total Assets	$2,012,029	$1,613,809
Total Liabilities	$16,856	$5,556

Total Equity	$1,910,984	$1,608,253.00

Total Debt/Equity	0.01	0.00

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $84,691 at June 30, 2011, and the working capital of $1,972,007, and cash and cash equivalent of $589,697 at December 31, 2010 and the working capital of $1,583,104.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers. As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred a cumulative operating loss of $370,275 for the period February 19, 2008 (inception) through June 30, 2011.

The Company’s related party transactions, the short-term loans to related party supplier raise substantial doubt about its ability to carry out its operational business plan and cause uncertainty about its cash flows; such related party borrows and withdraws raise substantial doubt about the Company’s ability to continue as going concerns.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000.  On March 31, 2011, additional 1,660,000 shares were issued to 14 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.  At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000.  At June 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of June 30, 2011.

Therefore, as of June 30, 2011, the total outstanding common shares were 38,104,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Loan Agreement with Greensaver [English Translation]

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	August 22, 2011	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	August 22, 2011
/s/ Simon Bai	Simon Bai	Principal Financial Officer and Principal Accounting Officer	August 22, 2011

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Loan Agreement with Greensaver [English Translation]

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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