Form 10-Q
period 2011-09-30
HYPERERA INC
filed 2011-11-21
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ RANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-163035

Hyperera, Inc.
(Name of small business issuer in our charter)

Nevada	7370	26-2007556

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

2316 S Wentworth Ave		60616
Chicago, IL		(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number:  312-842-2288
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
Yes ☐No ☒

As of November 21, 2011 there were 38,240,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of September 30, 2011 & 2010

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	September 30	December 31
	2011	2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,736	$589,697
Accounts receivable, net	-	-
Total Current Assets	$206,736	$589,697
Other current assets:
Accrued interest receivable	88,831	3,127
Stock subscription receivable	38,682
Loan to Greensaver Corp.	1,538,462
Loan to related supplier	258,529	995,836
Total Other Current Assets	$1,924,504	$998,963
Fixed assets
Furniture & Equipment, Net	$23,828	$25,149
Total Fixed Assets	$23,828	$25,149
TOTAL ASSETS	$2,155,068	$1,613,809

LIABILITIES & EQUITY
Current liabilities:
Account payable	$1,200	$600
Loan from shareholders	10,586	985
Prepayment for stock purchase	100,000	-
Payroll liabilities	5,018	3,971
Total current liabilities	$116,804	$5,556
Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,204,000 shares issued and outstanding.	$38,204	$35,984
Paid-in capital	2,344,364	1,831,186
Deficit accumulated during the development stage	(373,043)	(281,478)
Accumulated other comprehensive gain (loss)	28,739	22,561
Total stockholders' equity	$2,038,264	$1,608,253
TOTAL LIABILITIES & EQUITY	$2,155,068	$1,613,809

* Derived from audited financial statement 12/31/2010

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	Cumulative from February 19, 2008 (Date
	September 30	September 30	September 30	September 30	of Inception) Through
	2011	2010	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$162,840	$-	$-	$228,858
Cost of Goods Sold	-	148,000	-	-	207,998
Gross Profit	$-	$14,840	$-	$-	$20,860
Operating expenses:
Selling, general and administrative expenses	172,899	108,163	42,287	31,529	477,743
Depreciation and amortization expenses	4,773	-	1,600	-	5,753
Total Operating Expenses	$177,672	$108,163	$43,887	$31,529	$483,496
Operating Loss	$(177,672)	$(93,323)	$(43,887)	$(31,529)	$(462,636)
Investment income, net	$86,107	$2	$41,118	$2	$89,593
Interest Expense, net	-	-	-	-	-
Loss before income taxes	(91,565)	(93,321)	(2,769)	(31,527)	(373,043)
Loss tax expense	-		-	-	-
Net loss	$(91,565)	$(93,321)	$(2,769)	$(31,527)	$(373,043)
Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,178	(173)	769	(26)	28,739
Other comprehensive income (loss)	$6,178	$(173)	769	$(26)	$28,739
Comprehensive Loss	$(85,387)	$(93,494)	(2,000)	$(31,553)	$(344,304)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through September 30, 2011

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issuance of common stocks to shareholders @0.03 per share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issuance of common stocks to shareholders @0.03 per share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issuance of common stocks to shareholders @0.03 per share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issuance of common stocks to Williams @0.03 per share on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange rate changes					$(311)	$(311)
Net loss for the period ended December 31, 2008				$(51,611)		$(51,611)
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issuance of common stocks to shareholders @0.20 per share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange rate changes					$(142)	$(142)
Net loss for the period ended December 31, 2009				$(38,633)		$(38,633)
Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks to shareholders @0.20 per share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks to shareholders @0.20 per share on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014
Net loss for the period ended December 31, 2010				$(191,234)		$(191,234)
Balance, December 31 30, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks to shareholders @0.20 per share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks to shareholders @0.2153 per share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issuance of common stocks to shareholders @0.30 per share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks to shareholders @0.20 per share on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks to shareholders @0.45 per share on July 15, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178
Net loss for the period ended September 30, 2011				$(91,565)		$(91,565)
Balance, September 30, 2011	38,204,000	$38,204	$2,344,364	$(373,043)	$28,739	$2,038,264

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	Cumulative from February 19, 2008 (Date
	September 30	September 30	September 30	September 30	of Inception) Through
	2011	2010	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(91,565)	$(93,321)	$(2,769)	$(31,527)	$(373,043)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	-	-	20,000
Depreciation	4,773	-	1,600	-	5,753
Prepaid Expenses	-	83,600	-	83,600	-
Loans to Greensaver	(1,538,462)	-	-	-	(1,538,462)
Loans to related supplier	737,308	-	19,493	-	(258,529)
Accrued interest receivable	(85,704)	-	(41,052)	-	(88,831)
Account payable	600	-	-	-	1,200
Payroll liabilities	1,047	-	(2,752)	-	5,018
Loan from shareholders	9,602	(30,430)	2,700	(14,833)	10,587
Net cash provided by operating activities	$(962,401)	$(40,151)	$(22,780)	$37,240	$(2,212,137)

Investing Activities:
Purchase furniture & equipment	(3,453)	-	(2,262)	-	(29,582)
Net cash provided by investing activities	$(3,453)	$-	$(2,262)	$-	$(29,582)

Financing Activities:
Proceeds from issuance of common stock	476,716	300,856	46,318	300,856	2,319,716
Prepayment for stock purchase	100,000	-	100,000	-	100,000
Net cash provided by financing activities	$576,716	$300,856	$146,318	$300,856	$2,419,716

Effect of Exchange Rate on Cash	$6,178	$(173)	$769	$(26)	$28,739
Net increase (decrease) in cash and cash equivalents	$(382,960)	$260,532	$122,045	$338,070	$206,736
Cash and cash equivalents at beginning of the period	$589,696	$84,504	$84,691	$6,966	$-
Cash and cash equivalents at end of period	$206,736	$345,036	$206,736	$345,036	$206,736

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable	$38,682	$-	$38,682	$-	$38,682

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

The surgery anesthesia clinic management software and ICU management system software is developed in China by Beijing Chaoran Chuangshi Technology Co., Ltd (“Beijing Chaoran”).  It was established in 2002 specializing in technology developed and service, sales of computer hardware and software, machine and electric equipment.  Beijing Chaoran Chuangshi Technology Co. is located in No.28 Mujiu Road, Mujiayu Town, Miyun, Beijing, China.  On March 1st, 2008, Hyperera, Inc. signed a long-term distribution agreement with Beijing Chaoran Chuangshi Technology Co.  Beijing Chaoran Chuangshi Technology Co is a Chinese Technology company owned 100% by Mr.Liancheng Li, a Chinese national, the founder of the company.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At September 30, 2011 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2011, there was $206,736 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of September 30, 2011, Total fixed assets were $29,582, and accumulated depreciation was $5,754. The net fixed assets were $23,828 in the Company’s balance sheets as of September 30, 2011. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the three months ended September 30, 2011, the company has $769 comprehensive income. For the cumulative period from February 19, 2008 to September 30, 2011, the company has accumulated comprehensive income of $ 28,739.

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

As of September 30, 2011, the balances of loan amount to Related Party Supplier-Beijing Chaoran is $258,529, the interest incomes from Beijng Chaoran were $2,590 based on annual interest rate of 3% for the three months period ending September 30, 2011. As of September 30, 2011, the Company has $ 18,336 accrued interest receivable from Beijing Chaoran.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term of 6 months.  The interest incomes are $38,462 for three month period ending September 30, 2011. As of September 30, 2011, the Company has $ 70,495 accrued interest receivable from Greensaver Corporation. Greensaver Corporation is a leading silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China.  The Company preliminarily expressed the intention to have future cooperation to have a joint venture to provide key parts for Greensaver’s factory.

Prepaid for Stock Purchase:

On September 02, 2011, $100,000 was prepaid for stock purchase. Therefore, as of September 30, 2011, balance of prepaid for stock purchase is $100,000.

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

For three month period ending September 30, 2011, there were no hardware sales.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

(2)	Sales of Software

In accordance with FASB ASC 605-25 and FASB ASC 985-605-25, “Revenue Recognition,” the Company recognizes software sales revenue when it is realized or realizable and earned. Revenue is realized or realizable when the product is exchanged for cash or for claim to cash or other assets that are readily convertible into known amount of Cash.

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

The Company’s CIS software is standalone, and as of September 30, 2011, there were no software sales revenue.

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

Operating Expenses

Operation expenses include selling, general & administrative expenses and depreciation & amortization expenses.

For the nine months period of January to September 30, 2011 and 2010, there are total of $177,672 and $108,163 operating expenses respectively. The selling, general and administrative expenses details show in the Exhibit A.

For the three months period of July to September 30, 2011 and 2010, there are total of $43,887 and $31,529, operating expenses respectively. The selling, general and administrative expenses details also show in the Exhibit A.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees.  For the nine months period of January to September 2011 and 2010, the Company incurred $13,950 and $ 56,685 respectively, which included $ 8,178 and $ 14,846 for the three months period of July to September 2011 and 2010.

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2011 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the three months period ending September 30, 2011 and 2010, there were $1,800 rent expenses incurred for both years.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through June 30, 2011 and required a RMB 17,552 monthly lease payment. For the period of July 01 to September 30, 2011 and 2010, there was USD $8,101 and $10,324 rent expenses incurred correspondingly.

Therefore, there was total of $9,901 and $12,124 rent expenses for the three months end September 30, 2011 and 2010.

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

Loans from Shareholders (continued)

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

From July to September 30, 2011, Mr. Zhiyong Li advanced additional amount of $2,700 to the Company.  Therefore, as of September 30, 2011, the balance of loan from Shareholder is $10,586.  The loans would be repaid as request without interest.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2011, total 20,400,000 shares were issued to officers and directors were not changed.  But, the total outstanding shares were changed to 38,204,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share*
Zhi Yong Li	Chairman	10,000,000	$10,000.00	2/19/2008	26.18%
Wei Wu	President	5,000,000	$5,000.00	2/19/2008	13.09%
Hui Tao Zhou	Director	5,000,000	$5,000.00	2/19/2008	13.09%
Jian Wu Zhang	Director	100,000	$3,000.00	3/31/2008	0.26%
Ming Liu	Director	100,000	$3,000.00	3/31/2008	0.26%
Hong Tao Bai	Vice-President	100,000	$3,000.00	3/31/2008	0.26%
Nan Su	CTO	100,000	$3,000.00	3/31/2008	0.26%
Simon Bai	CFO				0.00%
Total		20,400,000	$32,000.00		53.40%

* The percentage was based on the total outstanding shares of 38,204,000 as of September 30, 2011.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
For the nine months ended September 30, 2011, there was no cost of goods sold incurred.

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

On September 10, 2010, additional 2,030,000 shares were issued to 79 shareholders, Chinese citizens, at $ 0.20 per share or $ 406,000 for common stock (stock subscription receivable).  On December 15, 2010, additional 5,855,000 shares were issued to 74 shareholders at $0.20 per share for $1,171,000.  On December 31, 2010, additional 100,000 shares were issued to Mr. Jing Li for financial consulting services at $0.20 per share for $20,000.  Therefore, as of December 31, 2010, the Company has a total of 35,984,000 shares were issued and outstanding.

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000.  On March 31, 2011, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.  At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000.  At June 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of June 30, 2011.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D – SHAREHOLDERS’ EQUITY (Continue)

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

Therefore, as of September 30, 2011, the total outstanding common shares were 38,204,000.

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

At June 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of June 30, 2011. Total proceeds at $1,318 were received on July 2011.

As of September 30, 2011, total stock subscription receivable on balance sheet is $38,682.

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred accumulated operating losses of $373,043 for the period February 19, 2008 (inception) through September 30, 2011. The Company is considered to be a development stage company.

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

Exhibit A:
	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	Cumulative from February 19, 2008
	September 30	September 30	September 30	September 30	(Date of Inception) to
	2011	2010	2011	2010	September 30, 2011
Selling, general and administrative expenses
Administration Expense	-	74	-	-	-
Automobile Expense	1,552	147	-	-	2,971
Bank Service Charges	386	579	201	279	1,985
Dues and Subscriptions	-	-	-	-	110
Insurance Expense	4,667	-	1,326	-	4,667
License & Registration	26	7,720	-	-	12,344
Meals and Entertainment	3,529	54	1,242	54	6,060
Meeting & Conference	3,857	-	3,032	-	3,857
Office Supplies	30,798	4,374	666	3,153	43,989
Payroll Expenses
Payroll Expenses	61,937	-	9,805	-	83,583
Postage	1,010	4	388	-	1,148
Professional Fees	13,950	56,685	8,178	14,846	160,714
Rent Expense
Rent Expense - China Subsidiary	23,945	23,197	8,101	10,324	73,429
Rent Expense - US Corporation	5,400	5,400	1,800	1,800	25,800
Total Rent Expense	29,345	28,597	9,901	12,124	99,229
Supplies	1,307	-	-	-	1,307
Tax-China Operation	-	-	-	-	1,300
Telephone Expense	170	780	13	-	1,207
Travel Expense	15,682	8,879	7,008	866	47,179
Utilities	4,683	270	526	206	6,094
Total selling, general and administrative expenses	172,899	108,163	42,287	31,529	477,743

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

There was no sales revenue for the period of January 1 to September 30, 2011.

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

Results of Operations

For the three months ended September 30, 2011 vs. September 30, 2010.

Revenue

For the three months ended September 30, 2011, there was no sales income recognized.

For the three months ended September 30, 2010, there was no sales revenue.

Cost of Revenue

For the three months ended September 30, 2011, there was no cost of goods sold incurred

For the three months ended September 30, 2010, there was no cost of goods sold incurred.

Expense

For the three months ended September 30, 2011, the Company incurred selling, general and administrative expenses of $42,287.  The primary expenses were payroll expense of $9,805, rent expense of $9,901, professional expense of $8,178, and travel expense of $7,008.

For the three months ended September 30, 2010, the Company incurred selling, general and administrative expenses of $31,529. The primary expenses were rent expense of $12,124, office supplies of $3,153, and professional fees $14,846.

Income Taxes

The Company had net loss of $2,769 at September 30, 2011, and net loss of $31,527 at September 30, 2010.  There were no income taxes for three month periods of September 30, 2011, and 2010 respectively.

Net Income (Loss)

For three months ended September 30, 2011, the Company incurred net loss of $2,769; for three months ended September 30, 2010, the Company had net loss of $31,527.

There was accrued interest income of $41,118 for three month ending September 30, 2011; therefore the net loss was decreased for three month period ending September 30, 2011 vs. September 30, 2010.

For the nine months ended September 30, 2011 vs. September 30, 2010.

Revenue

For the nine months ended September 30, 2011, there was no sales income recognized.

For the nine months ended September 30, 2010, the there was hardware sales of $162,840.

Cost of Revenue

For the nine months ended September 30, 2011, there was no cost of goods sold incurred

For the nine months ended September 30, 2010, there was $148,000 cost of goods sold incurred.

Expense

For the nine months ended September 30, 2011, the Company incurred selling, general and administrative expenses of $172,899.  The primary expenses were payroll expense of $61,937, rent expense of $29,345, office supplies of $30,798, travel expense of $15,682, and professional filing fee of $13,950.

For the nine months ended September 30, 2010, the Company incurred selling, general and administrative expenses of $108,163. The primary expenses were rent expense of $28,597 travel expense of $8,879, consulting expense of $23,000, professional fee of $27,332, and SEC filing fee of $6,353.

The significant increase of operation expense for the nine months ended September 30, 2011 than September 30, 2010, was due to the significant increase of payroll expenses in 2011.  The Company increased the marketing and operating activities since October 2010, the office operation expenses also was increased.

Income Taxes

The Company had net loss of $91,565 at September 30, 2011, and net loss of $93,321 at September 30, 2010.  There were no income taxes for six month periods of September 30, 2011, and 2010 respectively.

Net Income(Loss)

For nine months ended September 30, 2011, the Company incurred net loss of $91,565; for nine months ended September 30, 2010, the Company had net loss of $93,321.

For nine months ended September 30, 2011, the Company incurred accrued interest income of $86,107; for nine months ended September 30, 2010, there was $2 interest income.

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

However, on April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with un-related party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan is due September 30, 2011.  The accrued interest income is $38,462 for three month period ending September 30, 2011.

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2010 to supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $3,127.  The repayment terms were upon demand as request by the Company.

From January to March 31, 2011, the Company advanced additional short-term loans of $747,500 to supplier, Beijing Chaoran.  The interest rate was estimated at annual rate of 3%, the accrued interest receivables were $9,273.

On April 15, 2011, Beijing Chaoran repaid the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with unrelated party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term 6 months.

As of September 30, 2011, the balances of loan amount to Supplier Beijing Chaoran is $258,529, the interest income from Beijng Chaoran were $2,590 based on annual interest rate of 3% for the three months period ending September 30, 2011. As of September 30, 2011, the Company has $ 18,336 accrued interest receivable from Beijing Chaoran.

Loans to Greensaver Corporation

On April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with unrelated party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan is due September 30, 2011.  The accrued interest receivable is $38,462 for three month period ending September 30, 2011. As of September 30, 2011, the Company has $ 70,495 accrued interest receivable from Greensaver Corporation.

The status of our relationship with Greensaver Corporation as of November 21, 2011 is as follows:

(1) The loan agreement will not be renewed or extended;
(2) Hyperera is continuing pursue the joint venture;
(3) The loan amount plus interest is not paid by Greensaver as of today, and Greensaver has indicated that it will pay the whole amount plus accrued interest by the 2011 year end.  The interest will be accrued at the same annual rate of 10% after September 30, 2011 until the full amount is paid off.

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

Liquidity and Capital Resources
	At September 30	At December 31
	2011	2010

Current Ratio*	18.25	285.94
Cash	$206,736	$589,697
Working Capital	$2,014,436	$1,583,104
Total Assets	$2,155,068	$1,613,809
Total Liabilities	$116,804	$5,556

Total Equity	$2,038,264	$1,608,253

Total Debt/Equity**	0.06	0.00

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $ 206,736 at September 30, 2011, and the working capital of $2,014,436, and cash and cash equivalent of $589,697 at December 31, 2010 and the working capital of $1,583,104.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers. As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred a cumulative operating loss of $373,043 for the period February 19, 2008 (inception) through September 30, 2011.

The Company’s related party transactions, the short-term loans to supplier raise substantial doubt about its ability to carry out its operational business plan and cause uncertainty about its cash flows; such contractual related party borrows and withdraws raise substantial doubt about the Company’s ability to continue as going concerns.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

Shareholder’s Equity

The Company had total equity of $ 2,038,464 at September 30, 2011, and $1,608,253 at December 31, 2010.

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

On September 10, 2010, additional 2,030,000 shares were issued to 79 shareholders, Chinese citizens, at $ 0.20 per share or $ 406,000 for common stock (stock subscription receivable).  On December 15, 2010, additional 5,855,000 shares were issued to 74 shareholders at $0.20 per share for $1,171,000.  On December 31, 2010, additional 100,000 shares were issued to Mr. Jing Li for financial consulting services at $0.20 per share for $20,000.  Therefore, as of December 31, 2010, the Company has a total of 35,984,000 shares were issued and outstanding.

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000.  On March 31, 2011, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.  At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000.  At September 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000. Total proceeds at $1,318 were received on July 2011, and the balance at $38,682 was stock subscription receivable as of September 30, 2011.

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

Therefore, as of September 30, 2011, the total outstanding common shares were 38,204,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

At September 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000. Total proceeds at $1,318 were received on July 2011, and the balance at $38,682 was stock subscription receivable as of September 30, 2011.

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

All investors were non U.S. citizens or residents.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	November 21, 2011	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	November 21, 2011
/s/ Simon Bai	Simon Bai	Principal Financial Officer and Principal Accounting Officer	November 21, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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