Form 10-Q/A
period 2011-09-30
HYPERERA INC
filed 2011-11-23
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

As of November 21, 2011 there were 38,104,000 shares issued and outstanding of the registrant’s common stock.

    EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (“Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrants Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011, formatted in XBRL (eXtensible Business Reporting Language) and is filed on Form 10-Q/A in that the financial statements were furnished to an EDGAR filing service on Friday, November 18, 2011 with sufficient time to convert to XBRL format with instructions to prepare for filing but through what the EDGAR filing service claims a misunderstanding, the files were not converted until such time as a filing was not practicable until November 23, 2011 through another EDGAR filing service.

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

Item 6.  Exhibits

Exhibit 31.1	Section 302 Certification – Chief Executive Officer *

Exhibit 31.2	Section 302 Certification –Chief Financial Officer *

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*Filed on November 21, 2011 as an exhibit to the Registrants’ Form 10-Q’s for the quarterly period ended September 30, 2011.

**Furnished herein

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hyperera, Inc., a Nevada corporation

November 23, 2011	By:	/s/ Zhi Yong Li
Zhi Yong Li
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 23, 2011	By:	/s/ Zhi Yong Li
Zhi Yong Li
Principal Executive Officer andDirector

November 23, 2011	By:	/s/ Simon Bai
Simon Bai
Principal Financial Officer and
Principal Accounting Officer