Form 10-K
period 2011-12-31
HYPERERA INC
filed 2012-04-11
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-163035

Hyperera, Inc.
(Name of small business issuer in our charter)

Nevada	7370	26-2007556
(State or other jurisdiction of incorporation or organization)	(Primary StandardIndustrial Classification Code Number)	IRS I.D.

2316 S Wentworth Ave Chicago, IL	60616
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  312-842-2288

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2011) was approximately $18,629 (based on 17,804,000 shares of common stock outstanding held by non-affiliates and a price of $.60 per share on such date).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 38,204,000 shares as of March 31, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Hyperera, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Hyperera”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

We sell, install, and customize the following Clinical Information System:

☐	Surgery Anesthesia Clinic Management Software and Intensive Care Unit, or ICU, Management System

We have continued to encounter difficulties in marketing this product but our efforts are continuing.  We have been involved in discussions with a large multi-national healthcare firm to secure their cooperation in our marketing efforts, but we do not now have and may never in the future have any agreement, commitment or understanding with them.

We also continue to explore other business ventures which may generate revenues in the future.

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

For the year 2011, the company had no hardware and software revenue incurred.

The total hardware sales were $228,858 for cumulative period from February 19, 2008 (Date of Inception) through December 31, 2011, and there was no CIS software sold and installed as of December 31, 2011 and 2010.

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

Operations – 4
Management – 1
Sales – 4
Other [Software Engineer] – 1

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

Item 2.  Description of Property

We rent the following properties:

Hyperera Technology (Beijing) Co., Ltd. (started on July 3, 2009)

	Address: City/State/Zip ：is located at No. 17 Dongsanhuan Routh Rd., Kingwing Tower, Suite 11A, Block B, Chaoyang District, Beijing, China 100021
	Number of Square Feet: 1200 Square Feet
	Name of Landlord: Beijing Kingwing Tower Real Estate Management Co., Ltd.
	Term of Lease: One Year, renewed （from July , 2010 to March 24, 2012）
	Monthly Rental: RMB 17,552
	Adequate for current needs: √ Yes
Term of Lease: One Year, renewed （from March , 2012 to March 25, 2013）
Monthly Rental: RMB 20,742.77

Effective on July 1, 2009, Hyperera Technologies (Beijing) Co., Limited entered into an office lease agreement for one year, renewable term with Kingwing Real Estate Co., Ltd’, the current monthly rent is RMB 17,552.  The lease was signed right after the Hyperera Technologies (Beijing) Co., Limited was established in July 2009.  The lease was part of approving process for setting up Hyperera Technologies (Beijng).  And the lease secures the Company with a relatively stable location at central Beijing which may benefit the Company’s overall operation, marketing and financing activities.  We believe that secure a renewable lease term may affects on our operation and such factor may be significant.

Hyperera, Inc.

	Address: City/State/Zip ：is located at 2316 S. Wentworth Ave, Chicago, IL 60616
	Number of Square Feet: 350 Square Feet
	Name of Landlord: Simon Bai
	Term of Lease: Three year from March 1, 2011 to Feb 28,2014 (renewable)
	Monthly Rental: $600.00

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

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “HYRR.”
(HYRR was effective in July 2010)

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2011	0.51	0.25
September 30, 2011	0.60	0.25
June 30, 2011	0.60	0.40
March 31, 2011	0.50	0.15
December 31, 2010	0.25	0.15
September 30, 2010	0.25	0.15

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

	we would not be able to pay our debts as they become due in the usual course of business; or


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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia.   We have been developing our infrastructure to begin to marketing the clinical information system software and hardware.  We have generated hardware sales revenues of $0.00 and $162,840 for the year 2011, and 2010 respectively.  There were no software sales revenues been generated as of December 31, 2011.

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

We have continued to encounter difficulties in marketing this product but our efforts are continuing.  We have been involved in discussions with a large multi-national healthcare firm to secure their cooperation in our marketing efforts, but we do not now have and may never in the future have any agreement, commitment or understanding with them.

We also continue to explore other business ventures which may generate revenues in the future.

Results of Operations

For the year ended December 31, 2011 vs. December 31, 2010.

Revenue

For the year ended December 31, 2011, the Company had $0.00 revenue for hardware sales. For the fiscal year ended December 31, 2010, the Company had total revenue of $162,840 for the hardware sales.

For the years ended December 31, 2011, and 2010, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the year ended December 31, 2011, the Company incurred zero cost of goods sold. For the year ended December 31, 2010, the Company incurred total cost of goods sold $148,000 for the products purchased from Beijing Chaoran.

For the years ended December 31, 2011, and 2010, there was no software cost of goods sold incurred.

Expense

For the year ended December 31, 2011, the Company incurred selling, general and administrative expenses and depreciation expense of $241,338.  The primary expenses were professional fees of $46,929 related to legal, accounting and audit fees; rental expense of $39,245; travel expense of $18,005; office supplies of $15,390; and payroll expense of $77,021.

For the year ended December 31, 2010, the Company incurred selling, general and administrative expenses and depreciation expense of of $209,497.  The primary expenses were professional fees of $58,525 related to legal, consulting, accounting and audit fees; rental expense of $40,810; travel expense of $26,875; and payroll expense of $11,912.

The increase of selling, general and administrative expenses in 2011 vs 2010, was due to the increase of payroll expenses as the increase activities at marketing and financing activities.  The Company is still development stage enterprise and need to secure financing activities to survive the business.  And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products.  Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses in 2011 vs 2010.

Income Taxes

The Company had accumulated net loss of $395,763 at December 31, 2011.  There were no income taxes.

Net Loss

For year ended December 31, 2011, the Company had net loss of $114,285; for year ended December 31, 2010, the Company incurred net loss of $191,234;.  At December 31, 2011, the Company had accumulated net loss of $395,763 for cumulative period from February 19, 2008 (Date of Inception) through December 31, 2011.

Commitments and Contingencies

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

On April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with un-related party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan is due December 31, 2011.  The accrued interest income is $38,462 for three month period ending December 31, 2011. However, this loan was renewed for another six months, and the loan is now due June 30, 2012. The accrued interest income is $76,923.08 for the six  month period ending June 30, 2012 at annual interest rate of 10%.

We are still discussing further potential corporation with Greensaver, such as land acquisition. If we have not reached agreement by June 2012, the negotiation will be terminated and we will require full repayment of the loan by Greensaver.

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

On April 15, 2011, Beijing Chaoran repaid the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with unrelated party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term 9 months.

As of December 31, 2011, the balances of loan amount to Related Party Supplier-Beijing Chaoran is $315,989 the interest incomes from Beijng Chaoran were based on annual interest rate of 3%. As of December 31, 2011, the Company has $20,706 accrued interest receivable from Beijing Chaoran, and repayment due is at the end of 2012.

Loans to Greensaver Corporation

On April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with unrelated party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.

The status of our relationship with Greensaver Corporation as of March 31, 2012 is as follows:

(1) The loan agreement will  be renewed or extended to June 30, 2012;
(2) Hyperera is continuing pursue the joint venture ;
(3) Because Greensaver is incapable to repay the loan, the loan amount plus interest is not paid by Greensaver as of today. The interest will be accrued at the same annual rate of 10% after 1 January, 2012 until the full amount is paid off;
(4) After this repayment term, if Greensaver still can not make the repayment, Hyperera is going to consider terminating the cooperation with Greensaver and making Greensaver repay the loan and accrued interest in full.

Liquidity and Capital Resources

	At December 31	At December 31
	2011	2010

Current Ratio	18.09	290.46
Cash	$113,597	$589,697
Woking Capital	$1,981,777	$1,583,104
Total Assets	$2,131,478	$1,613,809
Total Liabilities	$115,934	$5,556

Total Equity	$2,015,544	$1,608,253

Total Debt/Equity	0.06	0.00

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $589,697 at December 31, 2010 and the working capital of $1,583,104, and cash and cash equivalent of $113,597 at December 31, 2011 and the working capital of $1,981,777.

The Company hopes to raise money from selling its securities in the future although there is no assurance that the Company will be successful or can generate sufficient cash flow from operations, if any, to cover its operating expensed for the next 12 months or to fund capital expenditure requirements for future business ventures, if any.

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

Shareholder’s Equity

The Company had total equity of $2,015,544 at December 31, 2011, and $1,608,253 at December 31, 2010, respectively.

On February 19, 2008, the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou  at $0.001 per share or $20,000 for initial capital (stock subscription receivable).  On March 31, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable).  On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable).  On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $0.03 per share, and the total proceeds of $36,000 were received.

On July 20, 2008, 139,000 shares were issued to Williams Law Group at $ 0.03 per share for the legal service value $4,170.

At December 15, 2009, additional 60,000 shares were issued to 3 shareholders, Baozhong Fu, Long Zhang, and Xuefeng Zhang, Chinese citizens, at $ 0.20 per share, and the total proceeds of $12,000 were received.

On September 10, 2010, additional 2,030,000 shares were issued to 79 shareholders, Chinese citizens, at $0.20 per share or $406,000 for common stock (stock subscription receivable).  On December 15, 2010, additional 5,855,000 shares were issued to 70 shareholders at $0.20 per share for $1,171,000.  On December 31, 2010, additional 100,000 shares were issued to Mr. Jing Li for financial consulting services at $0.20 per share for $20,000.  Therefore, as of December 31, 2010, the Company has a total of 35,984,000 shares were issued and outstanding.

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

Therefore, as of December 31, 2011, the total outstanding common shares were 38,204,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

HYPERERA, INC.

(A Development Stage Enterprise)

Audited Financial Statements

As of December 31, 2011, and 2010

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Hyperera, Inc.

We have audited the accompanying consolidated balance sheets of Hyperera, Inc. as of December 31, 2011, 2010, and the related consolidated statements of loss, shareholders’ equity, and cash flows for the year 2011, 2010, and the cumulative period February 19, 2008 (date of inception ) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperera, Inc. as of December 31, 2011, 2010, and the results of its operations and their cash flows for the year 2010, 2009, and the cumulative period from February 19, 2008 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E, The Company’s related party transactions, the short-term loans to related party supplier may raise substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows, such related party borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate revenue or secure financing, then the Company may be required to cease or curtail its operation.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

March 29, 2012

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$113,597	$589,697
Total Current Assets	$113,597	$589,697

Other current assets:
Prepaid Expenses	$-	$-
Accurred interest	129,663	3,127
Loans to Greensaver Corp	1,538,462	-
Loans to related supplier	315,989	995,836
Total Other Current Assets	$1,984,114	$998,963

Fixed assets:
Furniture & Equipment, Net	$33,767	$25,149
Total Fixed Assets	$33,767	$25,149

TOTAL ASSETS	$2,131,478	$1,613,809

LIABILITIES & EQUITY
Current liabilities:
Account payable	$3,000	$600
Loan from shareholders	7,886	985
Payroll liabilitities	5,048	3,971
Prepaid for stock purchase	100,000	-
Total current liabilities	$115,934	$5,556

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,204,000 shares issued and outstanding.	$38,204	$35,984
Paid-in capital	2,344,364.00	1,831,186.00
Deficit accumulated during the development stage	(395,763.00)	(281,478.00)
Accumulated other comprehensive income (loss)	28,739.00	22,561.00
Total stockholders' equity	$2,015,544	$1,608,253
TOTAL LIABILITIES & EQUITY	$2,131,478	$1,613,809

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative from February 19, 2008 (Date of Inception) Through December 31, 2011
Revenues	$-	$162,840	$228,858
Cost of Goods Sold	-	148,000	$207,998
Gross Profit	$-	$14,840	$20,860
Operating expenses:
Research and development	$-	$-	$-
Selling, general and administrative expenses	233,082	208,517	537,926
Depreciation and amortization expenses	8,256	980	9,236
Total Operating Expenses	$241,338	$209,497	547,162
Operating Loss	$(241,338)	$(194,657)	$(526,302)
Investment income, net	$127,053	$3,423	$130,539
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(114,285)	$(191,234)	$(395,763)
Income tax expense	$-	$-	$-
Net loss	$(114,285)	$(191,234)	$(395,763)
			-
Net loss per common share- Basics	$(0.00)	$(0.01)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.01)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,178	23,014	28,739
Other comprehensive income (loss)	$6,178	$23,014	$28,739
Comprehensive Incom (Loss)	$(108,107)	$(168,220)	$(367,024)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through December 30, 2011

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473
Issurance of common stocks
to shareholders @0.20 per
share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks
to shareholders @0.20 per share
on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014

Net loss for the period
ended December 31, 2010				$(191,234)		$(191,234)
Balance, December 31 30, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253
Issurance of common stocks
to shareholders @0.2 per
share on January 1, 2011	50,000	$50	$9,950			$10,000

Issurance of common stocks
to shareholders @0.2153 per
share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issurance of common stocks
to shareholders @0.30 per
share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks
to shareholders @0.20 per share
on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks
to shareholders @0.45 per share
on July 1, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178

Net loss for the period
ended December 31, 2011				$(114,285)		$(114,285)
Balance, December 31 30, 2011	38,204,000	38,204	2,344,364	(395,763)	28,739	2,015,544

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
			Februaty 19, 2008
	Year Ended	Year Ended	(Date of Inception)
	December 31	December 31	to December 31,
	2011	2010	2011
Operating Activities:
Net loss	$(114,285)	$(191,234)	$(395,763)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	4,170
Non-cash portion of share based consulting fee expense	-	20,000	20,000
Depreciation expense	8,255	980	9,235
Acurred interest receivable	(126,536)	(3,127)	(129,663)
Loans Greensaver Corp	(1,538,462)	-	(1,538,462)
Loans to related supplier	679,847	(995,836)	(315,989)
Account payable	2,400	600	3,000
Payroll liabilities	1,077	3,971	5,048
Loan from shareholders	6,901	(52,646)	7,886
Net cash provided by operating activities	$(1,080,803)	$(1,068,692)	$(2,330,538)
Investing Activities:
Furniture & Equipment, Net	$(16,873)	$(26,129)	$(43,002)
Net cash provided by investing activities	$(16,873)	$(26,129)	$(43,002)
Financing Activities:
Proceeds from issurance of common stock	$515,398	$1,577,000	$2,358,398
Prepaid for stock purchase	100,000	-	-
Net cash provided by financing activities	$615,398	$1,577,000	$2,358,398
Effect of Exchange Rate on Cash	$6,178	$23,014	$28,739
Net increase (decrease) in cash and cash equivalents	$(476,100)	$505,193	$113,597
Cash and cash equivalents at beginning of the year	$589,697	$84,504	$-
Cash and cash equivalents at end of year	$113,597	$589,697	$113,597

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock
subscription receivable	$-	$-	$-

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A- BUSINESS DESCRIPTION

Hyperera, Inc. (the “Company”), incorporated under the laws of Nevada on February 19, 2008, with registered address at 1955 Baring Blvd, Sparks, NV 89434.  Hyperera, Inc. operates its business in the U.S. as Hyperera USA, Inc. the Company’ s wholly owned branch located in the State of Illinois and has principal office at 2316 South Wentworth Avenue, Chicago, IL 60616.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Hyperera, Inc., and Hyperera Technology (Beijing) Co., Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011 and 2010, there were $113,597 and $589,697 cash and cash equivalents respectively.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets.  As of December 31, 2011, total fixed assets were $43,002, and accumulated depreciation was $5,754. The net fixed assets were $33,767 in the Company’s balance sheets as of December 31, 2011. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

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

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term of 6 months, and renewable. As of December 31, 2011, the Company has $108,956 accrued interest receivable from Greensaver Corporation. Greensaver Corporation is a leading silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China.  The Company preliminarily expressed the intention to have future cooperation to have a joint venture to provide key parts for Greensaver’s factory.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid for Stock Purchase:

On September 02, 2011, $100,000 was prepaid for stock purchase. Therefore, as of December 31, 2011, balance of prepaid for stock purchase is $100,000.

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

For the fiscal year ended December 31, 2011, there were no hardware sales.

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

The Company’s CIS software is standalone, and for the fiscal year ended December 31, 2011 and 2010, there were no software sales revenue.

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

For the fiscal year end December 31, 2011 and 2010, there are total of $241,338 and $209,497 operating expenses respectively. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees.  For the year ended 2011 and 2010, the Company incurred $46,929 and $ 58,525 respectively.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2011 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the fiscal year ended December 31, 2011 and 2010, there were $7,200 rent expenses incurred for both years.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through March 24, 2012 and required a RMB 17,552 monthly lease payment. For the fiscal year ended December 31, 2011 and 2010, there was USD $ 32,045 and $33,610 rent expenses incurred correspondingly.

Therefore, there was total of $39,245 and $40,810 rent expenses for the fiscal year ended December 31, 2011 and 2010.

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2010.  There is no income tax for the State of Nevada.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the fiscal year ended December 31, 2011, the company has $6,178 comprehensive income. For the cumulative period from February 19, 2008 to September 30, 2011, the company has accumulated comprehensive income of $28,739.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2011, total 20,400,000 shares were issued to officers and directors were not changed.  But, the total outstanding shares were changed to 38,204,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

Common Shares Issued to Executive and Non-Executive Officers and Directors (Continue)

Name	Title	Share QTY	Amount	Date	% of Common Share*
Zhi Yong Li	Chairman	10,000,000	$ 10,000.00	2/19/2008	26.18%
Wei Wu	President	5,000,000	$ 5,000.00	2/19/2008	13.09%
Hui Tao Zhou	Director	5,000,000	$ 5,000.00	2/19/2008	13.09%
Jian Wu Zhang	Director	100,000	$ 3,000.00	3/31/2008	0.26%
Ming Liu	Director	100,000	$ 3,000.00	3/31/2008	0.26%
Hong Tao Bai	Vice-President	100,000	$ 3,000.00	3/31/2008	0.26%
Nan Su	CTO	100,000	$ 3,000.00	3/31/2008	0.26%
Simon Bai	CFO				0.00%
Total		20,400,000	$ 32,000.00		53.40%

* The percentage was based on the total outstanding shares of 38,204,000 as of December 31, 2011.

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

Loans from Shareholders (Continue)

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

Therefore, as of December 31, 2011, the balance of loan from Shareholder is $7,886.  The loans would be repaid as request without interest.

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

As of December 31, 2011, the balances of loan amount to Related Party Supplier-Beijing Chaoran is $315,989 the interest incomes from Beijng Chaoran were based on annual interest rate of 3%. As of December 31, 2011, the Company has $20,706 accrued interest receivable from Beijing Chaoran.

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

Cost of Goods Sold (Continue)

And the prepaid amount of $59,998 became cost of good sold as of December 31, 2009, and the prepaid amount of $148,000 became cost of good sold as of March 31, 2010.

For the fiscal year ended December 31, 2011, there was no cost of goods sold incurred.

NOTE D – SHAREHOLDERS’ EQUITY

Under the Company’s Articles of Incorporation dated February 19, 2008, the Company is authorized to issue 200,000,000 shares of capital stock with a par value of $0.001.

On Feburary 19, 2008, the Company was incorporated in the State of Nevada.

On February 19, 2008, the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou  at $0.001 per share or $20,000 for initial capital (stock subscription receivable).  On March 31, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable).  On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable).  On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $0.03 per share, and the total proceeds of $36,000 were received.

On July 20, 2008, 139,000 shares were issued to Williams Law Group at $0.03 per share for the legal service value $4,170.

At December 15, 2009, additional 60,000 shares were issued to 3 shareholders, Baozhong Fu, Long Zhang, and Xuefeng Zhang, Chinese citizens, at $0.20 per share, and the total proceeds of $12,000 were received.

On September 10, 2010, additional 2,030,000 shares were issued to 79 shareholders, Chinese citizens, at $0.20 per share or $406,000 for common stock (stock subscription receivable).  On December 15, 2010, additional 5,855,000 shares were issued to 70 shareholders at $0.20 per share for $1,171,000.  On December 31, 2010, additional 100,000 shares were issued to Mr. Jing Li for financial consulting services at $0.20 per share for $20,000.  Therefore, as of December 31, 2010, the Company has a total of 35,984,000 shares were issued and outstanding.

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

Therefore, as of December 31, 2011, the total outstanding common shares were 38,204,000.

Stock Subscription Receivable

At February 19, 2008, the Company had receivables from its four founding stockholders aggregating $20,000 for the purchase of their Company common stock.

At March 31, 2008, the Company had receivables from its 52 shareholders aggregating $156,000 for the purchase of their Company common stock.

And at April 28, 2008, the Company had receivables from its 14 shareholders aggregating $42,000 for the purchase of their Company common stock.

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

At October 2011, the stock subscription receivable of $38,682 was received.

As of December 31, 2011, total stock subscription receivable on balance sheet is $0.00.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $114,285 and $191,234 for the fiscal year ended December 31, 2011 and 2010 and a cumulative operating loss of $395,763 for the period February 19, 2008 (inception) through December 31, 2011. The Company is considered to be a development stage company.

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

Exhibit A

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative from February 19, 2008 (Date of Inception) to December 31, 2011
Operating Expenses
Automobiles Expenses	7,286	1,419	8,705
Bank Service Charges	768	937	2,367
Computer and Internet Expenses	154	-	154
Consulting Fees	-	43,000	43,000
Depreciation	8,255	980	9,235
Dues and Subscriptions	-	-	110
Insurance Expense	5,484	-	5,484
License & Registration	26	9,208	12,344
Meals and Entertainment	10,460	2,115	12,991
Meeting & Conference	3,857	-	3,857
Office Supplies	15,390	11,775	28,581
Purchase of Bank Note	7	-	7
Supplies	1,307	-	1,307
Payroll Expenses
Net Wage Payment-China	74,394	10,897	94,415
Payroll Withholding Tax-China	2,627	1,015	4,252
Total Payroll Expenses	77,021	11,912	98,666
Postage	1,014	78	1,152
Professional Fees
Legal Fee	-	31,983	60,753
Accounting & Auditing	26,611	15,294	56,905
SEC Filling Fee	10,208	6,816	18,062
Professional Fees - Other	10,110	4,432	14,972
Professional Fees	46,929	58,525	150,692
Rent Expense	39,245	40,810	109,129
Tax-China Office Operation	-	-	1,300
Telephone Expense	176	882	1,213
Travel Expense
Air Tickets	10,010	18,227	32,524
Visa Application Fee	-	-	133
Transportation expenses	4,002	3,158	7,160
Lodging & Hotel	3,993	5,489	9,685
Travel Expense	18,005	26,874	49,502
Vehicle and Vessel Usage Tax	74	-	74
Utilities	5,879	980	7,291
Total Expense	$241,338	$209,497	$547,162

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2011, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Zhi Yong Li	49	Chairman of the Board, CEO
Wei Wu	54	Director, President, COO
Simon Bai	53	Chief Financial Officer
Huitao Zhou	61	Director
Hong Tao Bai	37	Vice President
JianWu Zhang	49	Director
Ming Liu	54	Director
Nan Su	39	CTO

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

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),


Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,


Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

Summary Compensation Table

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2011 and 2010.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Zhi Yong Li	Chairman	2011
		2010	0							0
Wei Wu	President	2011	$5,294.12							$5,294.12
		2010	$4,412							$4,412
Simon Bai	CFO	2011	0
		2010	0							0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2011
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

Narrative disclosure to summary compensation and option tables

We have an oral agreement to pay Wei Wu a monthly salary of $734 to June 30, 2009.  Beginning on October, 2010, we have an oral agreement to pay Wei Wu a monthly salary of $1470.59.  Beginning on January 2011, we had an oral agreement to pay Wei Wu monthly salary of $ 1323.53. In May 2011 this agreement was suspended and we have no agreement to pay Wei Wu any salary. We have no other agreements concerning employment or compensation of our executive officers.  Compensation decisions concerning our executive officers are made by the Board of Directors annually.

At no time during the last fiscal year with respect to any person listed in the Table above was there:


any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
	any option or equity grant;
	any non-equity incentive plan award made to a named executive officer;
	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Board of Directors

Director Compensation for year ended December 31, 2011

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhi Yong Li,	0	0	0	0	0	0	0
Huitao Zhou,	0	0	0	0	0	0	0
JianWu Zhang,	0	0	0	0	0	0	0
Ming Liu	0	0	0	0	0	0	0

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

Name	Title	Number of Shares	% of Common Share
Zhi Yong Li	Chairman	10,000,000	26.18%
Wei Wu	President	5,000,000	13.09%
Hui Tao Zhou	Director	5,000,000	13.09%
Jian Wu Zhang	Director	100,000	0.26%
Ming Liu	Director	100,000	0.26%
Hong Tao Bai	Vice-President	100,000	0.26%
Nan Su	CTO	100,000	0.26%
All officers and directors as a group [8 persons]		20,400,000	53.40%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,204,000 shares of common stock outstanding as of March 31, 2012.

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

As of December 31, 2008, we had advanced an aggregate of $115,000 to Mr. Li our Chairman and CEO  During the 2008, Mr. Li deposited $500 to open a bank account for Hyperera, Inc.  Therefore, the net balance advanced to Mr. Li was $114,500.  The advance was repaid in full without interest on February 27, 2009and Mr. Li loaned the total of $61,350.27  to the Company for operating purpose without charging interest from January 1, 2009 to March 31, 2011  There was no written loan agreement between Mr. Li and the Company.  Mr. Li agreed there would be no interest charge to the Company, and the Company would pay back the loan as requested as long as the Company has sufficient cash flows.

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

Date	Category	Description	Loan Transaction	Balance
1/1/2009	Beginning balance			114,500.00
2/27/2009	Repaid in Full		-114,500.00	0
7/3/2009	China Operation	License & Registration	1,389.00	1,389.00
7/10/2009	China Operation	License & Registration	95.19	1,484.19
7/10/2009	China Operation	Rent Expense - China Subsidiary	2,621.00	4,105.19
9/16/2009	China Operation	Rent Expense - China Subsidiary	5,520.00	9,625.19
9/29/2009	China Operation	License & Registration	15	9,640.19
12/31/2009	China Operation	Rent Expense - China Subsidiary	5,140.00	14,780.19
12/31/2009	China Operation	Advance to the Company	40,000.00	54,780.19
12/31/2009	China Operation	Return loan	-1,148.92	53,631.27
3/31/2010	China Operation	Rent & Utility Expense-China Operation	7,719.00	61,350.27
12/31/2010	China Operation	Out of pocket expense by Mr. Li	49,641.85	110,982.12
12/31/2010	China Operation	Return loan	-110,007.09	985.03
6/30/2011	China Operation	Loans from Mr. Li	-815.23
	Ending Balance			$0

Therefore, as of December 31, 2011, the balance is 0.

We rent the property from Mr. Simon Bai, CFO of Hyperera, Inc.  The rent is $600 per month.  We believe the rent paid for this space was comparable to what we would have paid a non-related party in arm’s-length transactions.

From October to December 2010, the Company also advanced short-term loans of $995,836 as of December 31, 2011 to related party supplier, Beijing Chaoran. The interest rate was orally agreed at annual rate of 3.0%, the accrued interest receivables were $3,127.  The repayment terms were demanded as request by the Company.

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

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2011 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2011 and 2010.

	2010	2011

Audit Fees	$20,000	$20,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$20,000	$20,000

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Zhi Yong Li	April 11, 2012	/s/ Zhi Yong Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Signature	Position	Date
Zhi Yong Li	/s/ Zhi Yong Li	Principal Executive Officer and Director	April 11, 2012
Wei Wu	/s/ Wei Wu	Director, President, COO	April 11, 2012
Simon Bai	/s/ Simon Bai	Principal Financial Officer and Principal Accounting Officer	April 11, 2012
Huitao Zhou	/s/ Huitao Zhou	Director	April 11, 2012
JianWu Zhang	/s/ JianWu Zhang	Director	April 11, 2012
Ming Liu	/s/ Ming Liu	Director	April 11, 2012

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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