Form 10-Q
period 2012-03-31
HYPERERA INC
filed 2012-05-04
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012 there were 38,204,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

 Financial Statements
(Unaudited)

As of March 31, 2012

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	March 31	December 31
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$54,425	$113,597
Total Current Assets	$54,425	$113,597

Other current assets:
Accrued interest	170,483	129,663
Loan to Greensaver Corp	1,538,462	1,538,462
Loan to related supplier	314,451	315,989
Total Other Current Assets	$2,023,396	$1,984,114

Fixed assets
Furniture & Equipment, Net	$32,859	$33,767
Total Fixed Assets	$32,859	$33,767

TOTAL ASSETS	$2,110,680	$2,131,478
LIABILITIES & EQUITY
Current liabilities:
Account payable	$1,800	$3,000
Loan from shareholders	7,886	7,886
Payroll liabilities	5,048	5,048
Prepaid for stock purchase	100,000	100,000
Total current liabilities	$114,734	$115,934

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,204,000 shares issued and outstanding.	$38,204	$38,204
Paid-in capital	$2,344,364	$2,344,364
Deficit accumulated during the development stage	(415,361)	(395,763)
Accumulated other comprehensive gain (loss)	28,739	28,739
Total stockholders' equity	$1,995,946	$2,015,544

TOTAL LIABILITIES & EQUITY	$2,110,680	$2,131,478

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

	Three Months Ended March 31,	Three Months Ended March 31,	Cumulative from February 19, 2008 (Date of Inception) Through March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$228,858
Cost of Goods Sold	-	-	207,998
Gross Profit	$-	$-	$20,860
Operating expenses:
Selling, general and administrative expenses	58,062	72,521	595,988
Depreciation and amortization expenses	2,380	1,587	11,616
Total Operating Expenses	$60,442	$74,108	$607,604

Operating Loss	$(60,442)	$(74,108)	$(586,744)

Investment income, net	$40,846	$9,486	$171,385
Interest Expense, net	2	-	2
Loss before income taxes	(19,598)	(64,622)	(415,361)
Loss tax expense	-	-	-
Net Loss	$(19,598)	$(64,622)	$(415,361)

Net loss per common share- Basics	$-	$(0.00)	$(0.01)
Net loss per common share- Diluted	$-	$(0.00)	$(0.01)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	(45)	28,739
Other comprehensive loss	-	(45)	$28,739
Comprehensive Loss	(19,598)	(64,667)	$(386,622)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through March 31, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.001 per
share on February 19, 2008	20,000,000	$20,000	$-	$-		$20,000

Issurance of common stocks
to shareholders @0.03 per
share on March 31, 2008	5,200,000	$5,200	$150,800			$156,000

Issurance of common stocks
to shareholders @0.03 per
share on April 28, 2008	1,400,000	$1,400	$40,600			$42,000

Issurance of common stocks
to shareholders @0.03 per
share on July 20, 2008	1,200,000	$1,200	$34,800			$36,000

Issurance of common stocks
to Williams @0.03 per share
on July 20, 2008	139,000	$139	$4,031			$4,170

Adjustment for Exchange
rate changes					$(311)	$(311)

Net loss for the period
ended December 31, 2008				$(51,611)		$(51,611)

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Issurance of common stocks
to shareholders @0.20 per
share on December 15, 2009	60,000	$60	$11,940			$12,000

Adjustment for Exchange
rate changes					$(142)	$(142)

Net loss for the period
ended December 31, 2009				$(38,633)		$(38,633)

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issurance of common stocks
to shareholders @0.20 per
share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks
to shareholders @0.20 per share
on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014

Net loss for the period
ended December 31, 2010				$(191,234)		$(191,234)

Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issurance of common stocks
to shareholders @0.2 per
share on January 1, 2011	50,000	$50	$9,950			$10,000

Issurance of common stocks
to shareholders @0.2153 per
share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issurance of common stocks
to shareholders @0.30 per
share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks
to shareholders @0.20 per share
on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks
to shareholders @0.45 per share
on July 1, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178

Net loss for the period
ended December 31, 2011				$(114,285)		$(114,285)

Balance, December 31, 2011	38,204,000	38,204	2,344,364	(395,763)	28,739	2,015,544

Net loss for the period
ended March 31, 2012				$(19,598)		$(19,598)
Balance, March 31 , 2012	38,204,000	38,204	2,344,364	(415,361)	28,739	1,995,946

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative from February 19, 2008 (Date of Inception) to March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net Loss	$(19,598)	$(64,622)	$(415,361)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	20,000
Depreciation	2,380	1,587	11,616
Loans Greensaver Corp	-	-	(1,538,462)
Loans to related supplier	1,538	(747,500)	(314,451)
Accrued interest receivable	(40,820)	(9,274)	(170,483)
Account payable	(1,200)	-	1,800
Payroll liabilities	-	4,191	5,048
Loan from shareholders	-	-	7,886
Net cash provided by operating activities	$(57,700)	$(815,618)	$(2,388,238)

Investing Activities:
Purchase Furniture & Equipment	(1,472)	(1,191)	(44,474)
Net cash provided by investing activities	$(1,472)	$(1,191)	$(44,474)

Financing Activities:
Proceeds from issuance of common stock	-	276,972	2,358,398
Prepaid for stock purchase	-	-	100,000
Net cash provided by financing activities	$-	$276,972	$2,458,398

Effect of Exchange Rate on Cash	$-	$(45)	$28,739
Net increase (decrease) in cash and cash equivalents	$(59,172)	$(539,882)	$54,425
Cash and cash equivalents at beginning of the period	$113,597	$589,697	$-
Cash and cash equivalents at end of the period	$54,425	$49,815	$54,425

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock
subscription receivable	$-	$90,426.00	$-

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At March 31, 2012 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2012, there was $54,425 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets.  As of March 31, 2012, total fixed assets were $44,474, and accumulated depreciation was $11,615. The net fixed assets were $32,859 in the Company’s balance sheets as of March 31, 2012. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the three months period ended March 31, 2012, the company has $0 comprehensive loss.

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

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term of 6 months and renewed for additional six months. As of March 31, 2012, the Company has $ 147,418 accrued interest receivable from Greensaver Corporation. Greensaver Corporation is a leading silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China.  The Company preliminarily expressed the intention to have future cooperation to have a joint venture to provide key parts for Greensaver’s factory.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid for Stock Purchase:

On September 02, 2011, $100,000 was prepaid for stock purchase. Therefore, as of March 31, 2012, balance of prepaid for stock purchase is $100,000.

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

For March 31, 2012 and 2011, there were no hardware sales.

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

The Company’s CIS software is standalone, and for the period of three months ended March 31, 2012 and 2011, there were no software sales revenue.

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

For the three months period of January 1, 2011 to March 31, 2012, and 2011, there’s total of $60,442, and $74,108, operating expenses respectively.  The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees.  For the three months ended March 2012 and 2011, the Company incurred $11,868 and $2,865 professional fee respectively.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2011.  There is no income tax for the State of Nevada.

Hyperera Technology (Beijing) Co, Ltd, filed annual report to Beijing local tax bureau, and no income tax dues were paid to Chinese government.

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2014 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai.  For the three months ended March 31, 2012 and 2011, there were $1,800 rent expenses incurred for both periods.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through March 25, 2013 and required a RMB 17,552 monthly lease payment. For the three months ended March31, 2012 and 2011, there was USD $ 8,101 and $7,743 rent expenses incurred correspondingly.

Therefore, there was total of $9,901 and $9,543 rent expenses for the three months end March 31, 2012 and 2011.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2012, total 20,400,000 shares were issued to officers and directors were not changed.  But, the total outstanding shares were changed to 38,204,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

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

* The percentage was based on the total outstanding shares of 38,204,000 as of March31, 2012.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continue)

Loans from Shareholders (Continue)

From April to June 30, 2011, Therefore, as Mr. Zhiyong Li advanced additional amount of $6,901 to the Company.  As of June 30, 2011, the balance of Loans from Shareholder is $7,886.  The loans would be repaid as request without interest.

From the period of July to March 31, 2012, there was no advanced additional loan to the Company.  Therefore, as of March 31, 2012, the balance of loan from Shareholder is $7,886.  The loans would be repaid as request without interest.

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

On April 15, 2011, Beijing Chaoran returned the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term 6 months with renewable term of six months.

As of December 31, 2011, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 315,989, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

As of March 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 314,451, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.  As of March 31, 2012, the Company has $ 23,064 accrued interest receivable from Beijing Chaoran.

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

Under the terms of the agreement Beijing Chaoran authorizes Hyperera to be its exclusive sales and service agent for suegery anesthesia clinic management software and ICU management system product lines. The product lines shall include the products that Beijing Chaoran developed before the agreement signed and the products that will be developed solely by Beijing Chaoran during the term of the agreement.  Beijing Chaoran is the exclusive supplier of the products Hyperera sells.  The management of Hyperera, Inc. believes that the purchase price for the system and software from Hyperera will be market price.  Hyperera, Inc. and Beijing Chaoran are two totally separated entities, i.e., Hyperara, Inc. is a USA corporation and will fully comply with USA regulations and USA general accepted accounting principles; Beijing Chaoran is a Chinese company and it will comply with Chinese legal systems.  Hyperera, Inc. and Beijing Chaoran will operate independently.  Beijing Chaoran, as a Chinese local company, will record their software and hardware costs based on the Chinese accounting regulations rulings.  But, when Hyperera, Inc. purchases the software and hardware and the services from Beijing Chaoran, Hyperera, Inc. will assume the product and service liabilities with customers, and Hyperera, Inc. record the actual costs paid to Beijing Chaoran as long as the products or services been delivered to Hyperera, Inc. by Beijing Chaoran.

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

For the three months ended March 31, 2012 and 2011, there was no cost of goods sold incurred.

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

Therefore, as of March 31, 2012, the total outstanding common shares were 38,204,000.

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

At October 2011, the stock subscription receivable of $ 38,682 was received.

As of March 31, 2012, total stock subscription receivable on balance sheet is $0.00.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – SUBSEQUENT EVENTS

NOTE F – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $19,598 and $64,622 for three months ended March 31, 2012 and 2011, and a cumulative operating loss of $ 415,361 for the period February 19, 2008 (inception) through March 31, 2012. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s related party transactions, the short-term loans to related party supplier, may raise substantial doubt about its ability to carry out its operational business plan and cause uncertainty about its cash flows, such related party borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concerns.

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

Exhibit A:

	Three Month Ended	Three Month Ended
	March 31	March 31
	2012	2011
Expense
Auto	4,538.01	942.21
Bank Service Charges	217.63	158.11
Depreciation	2,379.50	1,586.66
Employees Welfare Expense	461.54	0.00
Gift and promotion Expense	5,173.38	0.00
Insurance	523.24	1,535.00
License & Registration	0.00	0.00
Meals and Entertainment	1,819.54	1,184.85
Office Supplies	1,958.15	22,456.29
Payroll Expenses
Net Wage Payment-China	15,103.65	26,243.39
Payroll Withholding Tax-China	38.88	1,584.55
Total Payroll Expenses	15,142.53	27,827.94
Postage	801.55	318.42
Professional Fees	11,868.00	2,865.00
Rent Expense
Rent Expense - China Subsidiary	8,100.72	7,743.33
Rent Expense - US Corporation	1,800.00	1,800.00
Total Rent Expense	9,900.72	9,543.33
Travel Expense
Air Tickets	1,672.41	2,471.06
Lodging & Hotel	2,503.40	606.33
Total Travel Expense	4,175.81	3,077.39
Utilities	1,301.75	2,399.87
Bank interest	30.77	0.00
Small tools and equipment	149.84	0.00
Total Expense	60,441.96	74,108.12

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

Overview

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia.   We have been developing our infrastructure to begin to marketing the clinical information system software and hardware.  We have generated hardware sales revenues of $ 0.00 for the three months period ended March 31, 2012, and cumulative revenue of $228,858 from date of inception February 19, 2008 to March 31, 2012.  There were no software sales revenues been generated as of March 31, 2012.

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

Results of Operations

For the three months ended March 31, 2012 vs. March 31, 2011.

Revenue

For the three months ended March 31, 2012 and 2011, the Company had $ 0.00 revenue for hardware sales respectively.

For the three months ended March 31, 2012, and 2011, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the three months ended March 31, 2012 and 2011, the Company incurred zero cost of goods sold.

For the three months ended March 31, 2012, and 2011, there was no software cost of goods sold incurred.

Expense

For the three months ended March 31, 2012, the Company incurred selling, general and administrative expenses and depreciation expense of $ 60,442.  The primary expenses were professional fees of $ 11,868 related to legal, accounting and audit fees; rental expense of $9,901; travel expense of $4,176; gift and promotion expense of $ 5,173; and payroll expense of $ 14,143.

For the three months ended March 31, 2011, the Company incurred selling, general and administrative expenses and depreciation expense of $ 74,108.

The Company is still development stage enterprise and need to secure financing activities to survive the business.  And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products.  Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

The Company had accumulated net loss of $ 415,361 at March 31, 2012.  There were no income taxes.

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

On April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with un-related party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan is due December 31, 2011. However, this loan was renewed for another six months, and the loan is now due June 30, 2012.  The interest income is $38,462 for three month period ending March 31, 2012. The accrued interest receivable is $ 147,418 as of March 31, 2012 at annual interest rate of 10%.

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

On April 15, 2011, Beijing Chaoran returned the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term 6 months with renewable term of six months.

As of December 31, 2011, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 315,989, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

As of March 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 314,451, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.  As of March 31, 2012, the Company has $ 23,064 accrued interest receivable from Beijing Chaoran.

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

Liquidity and Capital Resources

	At March 31	At March 31	At December 31
	2012	2011	2011

Current Ratio	18.11	197.06	18.09
Cash	$54,425	$49,815	$113,597
Working Capital	$1,963,087	$1,886,231	$1,981,777
Total Assets	$2,110,680	$1,920,731	$2,131,478
Total Liabilities	$114,734	$9,747	$115,934

Total Equity	$1,995,946	$1,910,984	$2,015,544.00

Total Debt/Equity	0.06	0.01	0.06

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $ 54,425 and $ 49,815 at March 31, 2012 and 2011 and the working capital of $ 1,963,087 and $ 1,886,231, and cash and cash equivalent of $ 113,597 at December 31, 2011 and the working capital of $1,981,777.

The Company’s related party transactions, the short-term loans to related party supplier, may raise substantial doubt about its ability to carry out its operational business plan and cause uncertainty about its cash flows, such related party borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concerns.

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

Shareholder’s Equity

The Company had total equity of $ 1,995,946 and $ 1,910,981 at March 31, 2012 and 2011, and $ 2,015,544 at December 31, 2011 respectively.

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

Therefore, as of March 31, 2012, the total outstanding common shares were 38,204,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

_______________
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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	May 4, 2012	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	May 4, 2012

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	May 4, 2012
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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