Form 10-Q
period 2012-06-30
HYPERERA INC
filed 2012-08-06
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

SEC file number 333-163035

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 6, 2012 there were 38,204,000 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS
EDGAR FILER TO UPDATE PAGE NUMBERS

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

Financial Statements

(Unaudited)

As of June 30, 2012

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	June 30	December 31
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,873	$113,597
Total Current Assets	$213,873	$113,597
Other current assets:
Accrued interest	185,880	129,663
Loan to Greensaver Corp	1,538,462	1,538,462
Loan to related supplier	8,335	315,989
Total Other Current Assets	$1,732,677	$1,984,114
Fixed assets
Furniture & Equipment, Net	$34,196	$33,767
Total Fixed Assets	$34,196	$33,767

TOTAL ASSETS	$1,980,746	$2,131,478

LIABILITIES & EQUITY
Current liabilities:
Account payable	$8,400	$3,000
Loan from shareholders	12,577	7,886
Payroll liabilities	5,816	5,048
Prepaid for stock purchase	-	100,000
Total current liabilities	$26,793	$115,934

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,204,000 shares issued and outstanding.	$38,204	$38,204
Paid-in capital	$2,344,364	$2,344,364
Deficit accumulated during the development stage	(457,354)	(395,763)
Accumulated other comprehensive gain (loss)	28,739	28,739
Total stockholders' equity	$1,953,953	$2,015,544

TOTAL LIABILITIES & EQUITY	$1,980,746	$2,131,478

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

	Six Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Three Months Ended June 30	Cumulative from February 19, 2008 (Date of Inception) Through
	2012	2011	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$228,858
Cost of Goods Sold	-	-	-	-	207,998
Gross Profit	$-	$-	$-	$-	$20,860
Operating expenses:
Selling, general and administrative expenses	138,403	130,612	80,341	58,090	676,329
Depreciation and amortization expenses	4,862	3,173	2,482	1,587	14,098
Total Operating Expenses	$143,265	$133,785	$82,823	$59,677	$690,427

Operating Loss	$(143,265)	$(133,785)	$(82,823)	$(59,677)	$(669,567)

Investment income, net	$81,676	$44,989	$40,831	$35,502	$212,215
Interest Expense, net	2	-	-	-	2
Loss before income taxes	(61,591)	(88,796)	(41,992)	(24,175)	(457,354)
Loss tax expense	-	-	-	-	-
Net Loss	$(61,591)	$(88,796)	$(41,992)	$(24,175)	$(457,354)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	5,319	-	5,364	28,739
Other comprehensive loss	-	5,319	-	5,364	$28,739
Comprehensive Loss	(61,591)	(83,477)	(41,992)	(18,811)	$(428,615)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through June 30, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks
to shareholders @0.2 per
share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks
to shareholders @0.2153 per
share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issuance of common stocks
to shareholders @0.30 per
share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks
to shareholders @0.20 per share
on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks
to shareholders @0.45 per share
on July 1, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178

Net loss for the period
ended December 31, 2011				$(114,285)		$(114,285)

Balance, December 31, 2011	38,204,000	$38,204	$2,344,364	(395,763)	$28,739	2,015,544

Net loss for the period
ended June 30, 2012				$(61,591)		$(61,591)

Balance, June 30 , 2012	38,204,000	$38,204	$2,344,364	$(457,354)	$28,739	$1,953,953

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Three Months Ended June 30	Cumulative from February 19, 2008 (Date of Inception) Through
	2012	2011	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net Loss	$(61,591)	$(88,796)	$(41,992)	$(24,175)	$(457,354)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	-	-	20,000
Depreciation	4,862	3,173	2,482	1,587	14,097
Loans Greensaver Corp	-	(1,538,461)	-	(1,538,461)	(1,538,462)
Loans to related supplier	307,654	717,905	306,116	1,465,405	(8,335)
Accrued interest receivable	(56,217)	(44,652)	(15,398)	(35,379)	(185,880)
Account payable	5,400	600	6,600	600	8,400
Payroll liabilities	768	3,799	768	(392)	5,816
Loan from shareholders	4,691	6,901	4,691	6,901	12,577
Net cash provided by operating activities	$205,567	$(939,531)	$263,267	$(123,914)	$(2,124,971)

Investing Activities:
Purchase Furniture & Equipment	(5,291)	(1,191)	(3,819)	-	(48,293)
Net cash provided by investing activities	$(5,291)	$(1,191)	$(3,819)	$-	$(48,293)

Financing Activities:
Proceeds from issuance of common stock	-	430,398	-	63,000	2,358,398
Prepaid for stock purchase	(100,000)	-	(100,000)	-	-
Net cash provided by financing activities	$(100,000)	$430,398	$(100,000)	$63,000	$2,358,398

Effect of Exchange Rate on Cash	$-	$5,319	$-	$5,364	$28,739
Net increase (decrease) in cash and cash equivalents	$100,276	$(505,005)	$159,448	$(55,550)	$213,873
Cash and cash equivalents at beginning of the period	$113,597	$589,696	$54,425	$140,241	$-
Cash and cash equivalents at end of the period	$213,873	$84,691	$213,873	$84,691	$213,873

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable	$-	$40,000.00	$-	$40,000.00	$-

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At June 30, 2012 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2012, there was $213,873 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets. As of June 30, 2012, total fixed assets were $48,294, and accumulated depreciation was $14,098. The net fixed assets were $34,196 in the Company’s balance sheets as of June 30, 2012. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the three months period ended June 30, 2012, the company has $0 comprehensive loss.

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

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%. The loan is due December 31, 2011. However, this loan was renewed for another six months, and the loan is now due June 30, 2012. It was renewed for an additional four months to October 31, 2012 by oral agreement. As of June 30, 2012, the Company has $ 185,880 accrued interest receivable from Greensaver Corporation. Greensaver Corporation is a leading silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China. The Company preliminarily expressed the intention to have future cooperation to have a joint venture to provide key parts for Greensaver’s factory.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid for Stock Purchase

On September 02, 2011, $100,000 was prepaid for stock purchase. On June 30, $ 100,000 was returned by the Company. Therefore, as of June 30, 2012, balance of prepaid for stock purchase is $0.00.

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

For the Six months period of January 1 to June 30, 2012, and 2011, and the cumulative period from February 19, 2008 to June 30, 2012, there’s total of $143,265, $133,785, and $ 690,427 operating expenses respectively.

For the fiscal quarter ended June 30, 2012, and 2011, there’s total of $82,823, and $59,677 operating expenses respectively. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees. For the three months ended June 30, 2012 and 2011, the Company incurred $47,404 and $2,907 professional fee respectively.

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

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2014 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the three months ended June 30, 2012 and 2011, there were $1,800 rent expenses incurred for both periods.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through March 25, 2013 and required a RMB 17,552 monthly lease payment. For the three months ended June 30, 2012 and 2011, there was USD $9,574 and $8,101 rent expenses incurred correspondingly.

Therefore, there was total of $11,374 and $9,901 rent expenses for the three months end June 30, 2012 and 2011.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2012, total 20,400,000 shares were issued to officers and directors were not changed. But, the total outstanding shares were changed to 38,204,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

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

* The percentage was based on the total outstanding shares of 38,204,000 as of June 30, 2012.

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

From January to December 31, 2011, Mr. Zhiyong Li advanced additional amount of $6,901 to the Company. As of December 31, 2011, the balance of Loans from Shareholder is $7,886. The loans would be repaid as request without interest.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continue)

Loans from Shareholders (Continue)

From January to June 30, 2012, Mr. Zhiyong Li advanced additional amount of $ 4,691 to the Company.

Therefore, as of June 30, 2012, the balance of loan from Shareholder is $12,577. The loans would be repaid as request without interest.

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

In the period of April to June 30, 2012, the Related Party Supplier-Beijing Chaoran returned $ 306,116 to the Company. At June 30, 2012, the Company has $ 25,422 accrued interest receivable from Beijing Chaoran, and in the same day, Beijing Chaoran paid the full amount of $ 25,422 accrued interest receivable to the Company. As of June 30, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 8,335, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

For the three months ended June 30, 2012 and 2011, there was no cost of goods sold incurred.

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

There’s no additional shares issue in the period of January 1 to June 30, 2012.

Therefore, as of June 30, 2012, the total outstanding common shares were 38,204,000.

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

As of June 30, 2012, total stock subscription receivable on balance sheet is $0.00.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 41,992 and $ 24,175 for three months ended June 30, 2012 and 2011, and a cumulative operating loss of $ 457,354 for the period February 19, 2008 (inception) through June 30, 2012. The Company is considered to be a development stage company.

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

Exhibit A:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 19, 2008 (Dateof Inception)
	June 30	June 30	June 30	June 30	Through
	2012	2011	2012	2011	June 30, 2012
Expense
Bank Service Charges	435	178	217	27	2,802
Dues & Subscriptions	-	-	-	-	110
License & Registration	-	26	-	26	12,344
Meals and Entertainment	1,820	2,287	-	1,102	14,811
Computer and Internet Expenses	-	-	-	-	154
Meeting & Conference	-	824	-	824	3,857
Vehicle and Vessel Usage Tax	-	-	-	-	74
Telephone Expense	-	157	-	45	1,213
Office Supplies	2,321	30,132	362	7,675	30,901
Utilities	2,371	4,157	1,069	1,757	9,661
Auto	5,665	1,552	1,127	610	14,370
Depreciation	4,862	3,173	2,482	1,587	14,097
Employees Welfare Expense	923	-	462	-	923
Gift and promotion Expense	5,173	-	-	-	5,173
Insurance	1,606	3,342	1,083	1,807	7,090
Bank interest	31	-	(0)	-	31
Purchase of Bank Note	-	7	-	-	7
Small tools and equipment	150	-	-	-	150
Supplies	-	1,307	-	1,206	1,307
Postage	825	621	23	303	1,977
Payroll Expenses	31,486	52,132	16,343	24,304	130,152
Professional Fees	59,272	5,772	47,404	2,907	252,965
Rent Expense	21,274	19,444	11,374	9,901	130,404
Tax-China Operation	-			-	1,300
Travel Expense	5,053	8,674	877	5,596	54,555
Total Expense	143,265	133,785	82,823	59,677	690,427

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

Overview

Existing Business

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia.   We have been developing our infrastructure to begin to marketing the clinical information system software and hardware.  We have generated hardware sales revenues of $ 0.00 for the three months period ended June 30, 2012, and cumulative revenue of $228,858 from date of inception February 19, 2008 to June 30, 2012.  There were no software sales revenues been generated as of June 30, 2012.

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

Future Wastewater Treatment Business

We intend in the near future to commence a new line of business: A project to purify the wastewater from varieties industries, such as biochemical, aquaculture and food processing and brewing. However, in the first stage, we will focus on pesticide wastewater processing.  Although we have held discussions with potential clients, we have no contracts, agreements or commitments to sell any equipment or provide any services in this line of business as of the date of this Report.

The treatment process involves treating the wastewater in the following steps:

1. Mixed with air and catalyst in a pre-mixer

2. Pressurized by a screw pump

3. Passed through "ultrasonic, microwave catalytic reactor" and "electric flocculation reactor"

•
Ultrasonic and microwave catalysis reactor: The add-on technology for this reactor was developed by our Company and we intend in the future to apply for intellectual property rights protection.  Based upon our internal testing, we believe that it is different from other microwave catalytic reactors through the scientific coupling of ultrasound and microwave, an increase in the peak microwave power and treatment performance was achieved at significantly reduced energy consumption. We intend to manufacture this equipment ourselves.  We have not sold any of this equipment and we no inventory of this equipment for sale.

•
Three-dimensional, pulse electric flocculation reactor: The add-on technology for this reactor was developed by our Company and we intend in the future to apply for intellectual property rights protection.  Based upon our internal testing, we believe that it is different from other electric flocculation reactors in that it provides maximized electrode surface area and minimized polar distance, reducing energy consumption. We intend to manufacture this equipment ourselves.  We have not sold any of this equipment and we no inventory of this equipment for sale.

Impurities removed in this process: for removal of Cl- (Chlorine)  heavy metal ions and CN- (Cyanate acid decomposition hydrogen ion and cyanate acid root generating ions) as well as most of the COD (Chemical Oxygen Demand)

Wuxi Zhongke Acoustics Engineering Co. manufacturing 12KW microwave and ultrasonic transducer provide a horizontal and vertical reactor. It create larger twist power in a range of longitudinal waves of various frequencies and when it propagates in liquids. It forces molecule break down in reaction with air.

We give manufacturer blueprints and plans and they modify the electric flocculation reactor manufactured by Baoxi Electrode Engineering Co. as follows:  muti- \elements electrode sheets with 72 pieces of Ultrasonic suspension transducers in liquid container .  When modified, the machine performs better because it can now do separation in lower energy cost that it could not do without our modification.

4. Mixed with air and catalyst again and passed through "magnetic catalytic reactor" for completion of the gas-liquid  homogenization.

•
This vortex current magnetic catalytic reactor technology was developed by our Company and we intend in the future to apply for intellectual property rights protection. Based upon our internal testing, we believe that through a unique design by coupling the use of magnetic field effect, the friction effect and the electric field effect, this reactor provides improved the oxidative degradation rate of soluble COD at reduced power consumption and treatment cost. We intend to manufacture this equipment ourselves.  We have not sold any of this equipment and we no inventory of this equipment for sale.

Impurities removed in this process: for removal of Cl- heavy metal ions and CN- as well as most of the COD

Manufacturing is done by Bazhou Yingyuan Mechanical Processing Factory adding in our technology.

5. Passed through cyclone HCR deep well biofilter

•
This is manufactured by Krebs Engineers and we only intend to order on a purchase order basis as we do not have a contract with them.  A high-speed vortex current generator is placed at the top of the central tube of the "cyclone HCR deep well biofilter reactor" with an inlet pipe at the center of the vortex generator. Great suction force (vacuum) will be generated when wastewater vortex at high-speed, and the inhaled air will be cut into ultramicro bubbles swirling down along the central tube with the advantages of a jet aeration, deep well aeration, and Swirl-Mixing aeration coming together. The center tube and outer reaction zone are filled with "bioreactor balls" to create a microbial growth environment for slow proliferation microorganisms such as nitrifying bacteria and nitrification microorganisms for optimization and concentration of variant dominant bacterial to form an efficient microbial membrane.

Impurities removed in this process: for removal of Cl- heavy metal ions and CN- as well as most of the COD

6. Finally passed through the screening of inorganic ultrafiltration membrane filtration treatment for final discharge

•
This Inorganic micro-filtration membrane filter was developed by our Company and we intend in the future to apply for intellectual property rights protection.  It uses the design of axis, radial two-way reciprocating folding inorganic ultrafiltration membrane, micro-filtration membrane and vortex current water intake invented by our company, and based upon our internal testing, we believe it has characteristics such as acid resistance, alkali resistance, high temperature resistance, high pressure resistance, resistance to organic solvent and resistance to high turbidity, easy installation as well as easy combination. The filter overcome the tolerance limitations of organic film towards acid, alkaline, organic solvent, free chlorine and turbidity, which greatly improved its service lifetime; contradictions of the accuracy and throughput is effectively resolved through the maximization of the filtration area within unit space.  We intend to manufacture this equipment ourselves.  We have not sold any of this equipment and we no inventory of this equipment for sale.

Impurities removed in this process: for removal of Cl- heavy metal ions and CN- as well as most of the COD (Chemical Oxygen Demand).

The bio-ceramic filter membrane is manufactured by 714 Research Lab in Nanjing. The filter surface contains Gamma ray to chop off all chemical substance gasifying.  Only pure water can passing through micro-filter.

7. The resultant sludge after dewatering by centrifuge may be sold as organic fertilizer.

Installation

We intend to contract with third party firms to install these products.

Pricing

We will sell the systems directly or build them ourselves and charge for facility use based upon the amount of waste processed. The pricing will depend upon the unique needs of each customer.

Intellectual Property

Applications are going to make, therefore we didn’t have the detail information to public yet.
Government Regulations

Now China is a large manufacturing country, which means there are a lot of wastewaters needed to be solved. The government of China encourages the wastewater dealing industry and the wastewater industry is not developed. There are lots and lots of opportunities of business. Government has publish a series of policies to push the industry develop. There are relevant standards based on the requirement in this industry of China.  These standards consist of:

•	Emission standards for odor pollutants
•	Urban Regional Environmental Noise Standard
•	Standard for construction and Acceptance
•	Standard for construction design of water supply
•	Water supply and drainage design manual

Future Steps to Implement

Hyperera Technology(Beijing) Co., Ltd, our subsidiary, signed a contract Bazhou Development Zone Yingyuan Mechanical Processing Factory to manufacture equipment needed with our modifications as described above.  The Factory will bear all the costs of making this equipment for us and we will pay them as we sell the equipment.  Thus no additional financial resources are needed to get this modified equipment ready so we can sell it.

Results of Operations

For the three months ended June 30, 2012 vs. June 30, 2011.

Revenue

For the three months ended June 30, 2012 and 2011, the Company had $ 0.00 revenue for hardware sales respectively.

For the three months ended June 30, 2012, and 2011, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the three months ended June 30, 2012 and 2011, the Company incurred zero cost of goods sold.

For the three months ended June 30, 2012, and 2011, there was no software cost of goods sold incurred.

Expense

For the three months ended June 30, 2012, the Company incurred selling, general and administrative expenses and depreciation expense of $ 82,823.  The primary expenses were professional fees of $ 47,404 related to legal, accounting and audit fees, consulting fee, and other professional fee; rental expense of $ 11,374; and payroll expense of $ 16,343.

For the three months ended June 30, 2011, the Company incurred selling, general and administrative expenses and depreciation expense of $ 59,677.

The Company is still development stage enterprise and need to secure financing activities to survive the business.  And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products.  Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For three months ended June 30, 2012, the Company had net loss of $ 41,992; for three months ended June 30, 2011, the Company incurred net loss of $24,175.  At June 30, 2012, the Company had accumulated net loss of $ 457,354 for cumulative period from February 19, 2008 (Date of Inception) through June 30, 2012.

For the six months ended June 30, 2012 vs. June 30, 2011.

Revenue

For the six months ended June 30, 2012 and 2011, the Company had $ 0.00 revenue for hardware sales respectively.

For the six months ended June 30, 2012, and 2011, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the six months ended June 30, 2012 and 2011, the Company incurred zero cost of goods sold.

For the six months ended June 30, 2012, and 2011, there was no software cost of goods sold incurred.

Expense

For the six months ended June 30, 2012, the Company incurred selling, general and administrative expenses and depreciation expense of $ 143,265.  The primary expenses were professional fees of $ 59,272 related to legal, accounting and audit fees, consulting fee, and SEC filling fee, and other professional fees; rental expense of $ 21,274; travel expense of $5,053; gift and promotion expense of $ 5,173; and payroll expense of $ 31,486.

For the six months ended June 30, 2011, the Company incurred selling, general and administrative expenses and depreciation expense of $ 133,785.

The Company is still development stage enterprise and need to secure financing activities to survive the business.  And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products.  Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For six months ended June 30, 2012, the Company had net loss of $ 61,591; for six months ended June 30, 2011, the Company incurred net loss of $88,796.  At June 30, 2012, the Company had accumulated net loss of $457,354 for cumulative period from February 19, 2008 (Date of Inception) through June 30, 2012.

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

On April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with un-related party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan is due December 31, 2011. However, this loan was renewed for another six months, and the loan is now due June 30, 2012.  It was renewed for an additional four months to October 31, 2012 by oral agreement.  The interest income is $38,462 for three month period ending June 30, 2012. The accrued interest receivable is $ 185,880 as of June 30, 2012 at annual interest rate of 10%.

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

In the period of April to June 30, 2012, the Related Party Supplier-Beijing Chaoran returned $ 306,116 to the Company. At June 30, 2012, the Company has $ 25,422 accrued interest receivable from Beijing Chaoran, and in the same day, Beijing Chaoran paid the full amount of $ 25,422 accrued interest receivable to the Company. As of June 30, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 8,335, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

Loans to Greensaver Corporation

On April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with unrelated party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The due date of the loan was extended to October 31, 2012 by mutual agreement of the parties.

Liquidity and Capital Resources

	At June 30	At June 30	At December 31
	2012	2011	2011

Current Ratio*	77.55	119.37	18.09
Cash	$213,873	$84,691	$113,597
Working Capital***	$1,705,884	$1,887,316	$1,981,777
Total Assets	$1,980,746	$2,012,029	$2,131,478
Total Liabilities	$26,793	$16,856	$115,934

Total Equity	$1,953,953	$1,910,984	$2,015,544.00

Total Debt/Equity**	0.01	0.01	0.06

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

*** Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $ 213,873 and $ 84,691 at June 30, 2012 and 2011 and the working capital of $ 1,705,884 and $ 1,887,316, and cash and cash equivalent of $ 113,597 at December 31, 2011 and the working capital of $1,981,777.

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

Shareholder’s Equity

The Company had total equity of $ 1,953,953 and $ 1,910,984 at June 30, 2012 and 2011, and $ 2,015,544 at December 31, 2011 respectively.

On February 19, 2008, , the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou  at $0.001 per share or $20,000 for initial capital (stock subscription receivable).  On June 30, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable).  On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable).  On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $ 0.03 per share, and the total proceeds of $36,000 were received.

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000.  On June 30, 2011, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.  At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000.  At June 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of June 30, 2011.

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

There’s no additional shares were issued in the period January to June 2012.

Therefore, as of June 30, 2012, the total outstanding common shares were 38,204,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Agreement between Hyperera Technology(Beijing) Co., Ltd, our subsidiary, and Bazhou Development Zone Yingyuan Mechanical Processing Factory

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	August 6, 2012	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	August 6, 2012

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	August 6, 2012
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Agreement between Hyperera Technology(Beijing) Co., Ltd, our subsidiary, and Bazhou Development Zone Yingyuan Mechanical Processing Factory

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

* This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.