Form 10-Q
period 2012-09-30
HYPERERA INC
filed 2012-11-19
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 19, 2012 there were 38,204,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

 Financial Statements
(Unaudited)

As of September 30, 2012

Exhibit A

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	September 30	December 31
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$63,755	$113,597
Total Current Assets	$63,755	$113,597
Other current assets:
Accrued interest	249,954	129,663
Loan to Greensaver Corp	1,538,462	1,538,462
Loan to related supplier	4,512	315,989
Total Other Current Assets	$1,792,928	$1,984,114
Fixed assets
Furniture & Equipment, Net	$30,414	$33,767
Total Fixed Assets	$30,414	$33,767

TOTAL ASSETS	$1,887,097	$2,131,478

LIABILITIES & EQUITY
Current liabilities:
Account payable	$32,200	$3,000
Loan from shareholders	12,764	7,886
Payroll liabilities	13	5,048
Prepaid for stock purchase	-	100,000
Total current liabilities	$44,977	$115,934
Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,204,000 shares issued and outstanding.	$38,204	$38,204
Paid-in capital	$2,344,364	$2,344,364
Deficit accumulated during the development stage	(569,187)	(395,763)
Accumulated other comprehensive gain (loss)	28,739	28,739
Total stockholders' equity	$1,842,120	$2,015,544
TOTAL LIABILITIES & EQUITY	$1,887,097	$2,131,478

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Cumulative from February 19, 2008 (Date of Inception)
	September 30	September 30	September 30	September 30	Through
	2012	2011	2012	2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$228,858
Cost of Goods Sold	-	-	-	-	207,998
Gross Profit	$-	$-	$-	$-	$20,860
Operating expenses:
Selling, general and administrative expenses	146,756	42,287	285,160	172,899	823,086
Depreciation and amortization expenses	3,783	1,600	8,644	4,773	17,880
Total Operating Expenses	$150,539	$43,887	$293,804	$177,672	$840,966

Operating Loss	$(150,539)	$(43,887)	$(293,804)	$(177,672)	$(820,106)

Investment income, net	$38,706	$41,118	$120,382	$86,107	$250,921
Interest Expense, net	-	-	2	-	2
Loss before income taxes	(111,833)	(2,769)	(173,424)	(91,565)	(569,187)
Loss tax expense	-	-	-	-	-
Net Loss	$(111,833)	$(2,769)	$(173,424)	$(91,565)	$(569,187)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	769	-	6,178	28,739
Other comprehensive loss	-	769	-	6,178	$28,739
Comprehensive Loss	(111,833)	(2,000)	(173,424)	(85,387)	$(540,448)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period February 19, 2008 ( Date of Inception) through September 30, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks
to shareholders @0.2 per
share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks
to shareholders @0.2153 per
share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issuance of common stocks
to shareholders @0.30 per
share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks
to shareholders @0.20 per share
on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks
to shareholders @0.45 per share
on July 1, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178

Net loss for the period
ended December 31, 2011				$(114,285)		$(114,285)
Balance, December 31, 2011	38,204,000	38,204	2,344,364	(395,763)	28,739	2,015,544

Net loss for the period
ended September 30, 2012				$(173,424)		$(173,424)
Balance, September 30 , 2012	38,204,000	38,204	2,344,364	(569,187)	28,739	1,842,120

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Cumulative from February 19, 2008 (Date of Inception)
	September 30	September 30	September 30	September 30	Through
	2012	2011	2012	2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net Loss	$(111,833)	$(2,769)	$(173,424)	$(91,565)	$(569,187)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	-	-	20,000
Depreciation	3,783	1,600	8,644	4,773	17,879
Loans Greensaver Corp	-	-	-	(1,538,462)	(1,538,462)
Loans to related supplier	3,822	19,493	311,477	737,308	(4,512)
Accrued interest receivable	(64,074)	(41,052)	(120,291)	(85,704)	(249,954)
Account payable	23,800	-	29,200	600	32,200
Payroll liabilities	(5,803)	(2,752)	(5,035)	1,047	13
Loan from shareholders	187	2,700	4,878	9,602	12,764
Net cash provided by operating activities	$(150,118)	$(22,780)	$55,449	$(962,401)	$(2,275,089)

Investing Activities:
Purchase Furniture & Equipment	-	(2,262)	(5,291)	(3,453)	(48,293)
Net cash provided by investing activities	$-	$(2,262)	$(5,291)	$(3,453)	$(48,293)

Financing Activities:
Proceeds from issuance of common stock	-	46,318	-	476,716	2,358,398
Prepaid for stock purchase	-	100,000	(100,000)	100,000	-
Net cash provided by financing activities	$-	$146,318	$(100,000)	$576,716	$2,358,398

Effect of Exchange Rate on Cash	$-	$769		$6,178	$28,739
Net increase (decrease) in cash and cash equivalents	$(150,118)	$122,045	$(49,842)	$(382,960)	$63,755
Cash and cash equivalents at beginning of the period	$213,873	$84,691	$113,597	$589,696	$-
Cash and cash equivalents at end of the period	$63,755	$206,736	$63,755	$206,736	$63,755

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable	$-	$38,682.00	$-	$38,682.00	$-

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At September 30, 2012 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2012, there was $63,755 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets.  As of September 30, 2012, total fixed assets were $48,294, and accumulated depreciation was $17,880. The net fixed assets were $30,414 in the Company’s balance sheets as of September 30, 2012. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the three months period ended September 30, 2012, the company has $0 comprehensive loss.

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

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%. The loan is due December 31, 2011. However, this loan was renewed for another six months, and the loan is now due June 30, 2012.  It was renewed for an additional four months to October 31, 2012 by oral agreement. As of September 30, 2012, the Company has $249,764 accrued interest receivable from Greensaver Corporation. Greensaver Corporation is a leading silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China.  The Company preliminarily expressed the intention to have future cooperation to have a joint venture to provide key parts for Greensaver’s factory.

On July 26, 2012, the Company signed a Loan Supplement Agreement with Greensaver Corporation to define the repayment terms for the loan advanced to Greensaver Corporation.  Due to the bankruptcy reorganization for Greensaver Corporation in 2012, Greensaver Corporation promised to start repay its loan principal plus interest to Hyperera Technology (Beijing) Co., Ltd. at December 31, 2012 for $79,365; and $158,730 at January 31, 2013; then monthly payment of $79,365 starting from July 1, 2013, and by the July 30, 2015, Greensaver Corporation will repay all the principal and interest to Hyperera Technology (Beijing) Co.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Prepaid for Stock Purchase

On September 02, 2011, $100,000 was prepaid for stock purchase. On June 30, $100,000 was returned by the Company. Therefore, as of September 30, 2012, balance of prepaid for stock purchase is $0.00.

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

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees.  For the three months ended September 30, 2012 and 2011, the Company incurred $95,900 and $8,178 professional fee respectively.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operation expenses include selling, general & administrative expenses and depreciation & amortization expenses.

For the nine months period of January 1 to September 30, 2012, and 2011, and the cumulative period from February 19, 2008 to September 30, 2012, there’s total of $293,804, $177,672, and $840,966 operating expenses respectively.

For the fiscal quarter ended September 30, 2012, and 2011, there’s total of $150,539, and $43,887 operating expenses respectively.  The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2011.  There is no income tax for the State of Nevada.

Hyperera Technology (Beijing) Co, Ltd, filed annual report to Beijing local tax bureau, and no income tax dues were paid to Chinese government.

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2014 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai.  For the three months ended September 30, 2012 and 2011, there were $1,800 rent expenses incurred for both periods.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through March 24, 2012 and required a RMB 17,552 monthly lease payment. For the three months ended September 30, 2012 and 2011, there was USD $9,573 and $8,101 rent expenses incurred correspondingly.

Therefore, there was total of $11,373 and $9,901 rent expenses for the three months end September 30, 2012 and 2011.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2012, total 20,400,000 shares were issued to officers and directors were not changed.  But, the total outstanding shares were changed to 38,204,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

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

* The percentage was based on the total outstanding shares of 38,204,000 as of September 30, 2012.

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

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loans from Shareholders (Continued)

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

From January to September 30, 2012, Mr. Zhiyong Li advanced additional amount of $4,860 to the Company.

Therefore, as of September 30, 2012, the balance of loan from Shareholder is $12,746.  The loans would be repaid as request without interest.

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

As of December 31, 2011, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $315,989, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

As of March 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $314,451, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.  As of March 31, 2012, the Company has $23,064 accrued interest receivable from Beijing Chaoran.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loans to Related Party Supplier- Beijing Chaoran (Continued)

In the period of April to June 30, 2012, the Related Party Supplier-Beijing Chaoran returned $306,116 to the Company. At of June 30, 2012, the Company has $25,422 accrued interest receivable from Beijing Chaoran, and in the same day, Beijing Chaoran paid the full amount of $25,422 accrued interest receivable to the Company. As of June 30, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $8,335, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

In the period of July to September 30, 2012, the Related Party Supplier-Beijing Chaoran returned $3,823 to the Company. As September 30, 2012, the Company has $190 accrued interest receivable from Beijing Chaoran. As of September 30, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $4,512, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

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

For the three months ended September 30, 2012 and 2011, there was no cost of goods sold incurred.

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

There’s no additional shares issue in the period of January 1 to September 30, 2012.

Therefore, as of September 30, 2012, the total outstanding common shares were 38,204,000.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

All receivables of the above $218,000 were subsequently paid in full in July 2008.

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

As of September 30, 2012, total stock subscription receivable on balance sheet is $0.00.

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $111,833 and $2,769 for three months ended September 30, 2012 and 2011, and a cumulative operating loss of $569,187 for the period February 19, 2008 (inception) through September 30, 2012. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – GOING CONCERN (Continued)

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

Exhibit A:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Cumulative from February 19, 2008 (Date of Inception)
	September 30	September 30	September 30	September 30	Through
	2012	2011	2012	2011	September 30, 2012
Expense
Bank Service Charges	338	201	773	386	3,140
Dues & Subscriptions	-	-	-	-	110
License & Registration	-	-	-	26	12,344
Meals and Entertainment	-	1,242	1,820	3,529	14,811
Computer and Internet Expenses	91	-	91	-	245
Meeting & Conference	-	3,032	-	3,857	3,857
Vehicle and Vessel Usage Tax	-	-	-	-	74
Telephone Expense	-	13	-	170	1,213
Office Supplies	138	666	2,458	30,798	31,039
Utilities	694	526	3,064	4,683	10,355
Auto	-	-	5,665	1,552	14,370
Depreciation	3,783	1,600	8,644	4,773	17,880
Employees Welfare Expense	461	-	1,385	-	1,385
Gift and promotion Expense	-	-	5,173	-	5,173
Insurance	1,428	1,326	3,034	4,667	8,517
Bank interest	-	-	31	-	31
Purchase of Bank Note	-	-	-	-	7
Small tools and equipment	-	-	150	-	150
Supplies	-	-	-	1,307	1,307
Postage	-	388	825	1,010	1,977
Payroll Expenses	18,338	9,805	49,823	61,937	148,490
Professional Fees
Auditing	26,000	-	26,615	923	67,538
Accounting	-	91	-	91	15,982
Consulting Fees	44,141	-	59,741	-	102,741
Legal Fee	20,500	-	32,500	-	93,253
SEC filling fee	-	6,627	11,568	8,611	29,630
Professional Fees - Other	5,259	1,460	24,748	4,325	39,720
Total Professional Fees	95,900	8,178	155,172	13,950	348,865
Rent Expense	11,373	9,901	32,648	29,345	141,777
Tax-China Operation	10,166	-	10,166	-	11,466
Travel Expense
Air Tickets	6,783	2,561	9,332	8,586	41,857
Lodging & Hotel	-	794	1,865	3,126	11,549
Transportation expenses	1,046	3,653	1,685	3,970	8,845
Visa Application Fee	-	-	-	-	133
Total Travel Expense	7,829	7,008	12,882	15,682	62,384
Total Expense	150,539	43,887	293,804	177,672	840,966

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

Overview

Existing Business

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia. We have been developing our infrastructure to begin to marketing the clinical information system software and hardware. We have generated no hardware sales revenues for the three months period ended September 30, 2012, and cumulative revenue of $228,858 from date of inception February 19, 2008 to September 30, 2012.  There were no software sales revenues been generated as of September 30, 2012.

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

Impurities removed in this process: for removal of Cl- (Chlorine)  heavy metal ions and CN- (Cyanate acid decomposition hydrogen ion and cyanate acid root generating ions) as well as most of the COD (Chemical Oxygen Demand)

Wuxi Zhongke Acoustics Engineering Co. manufacturing 12KW microwave and ultrasonic transducer provide a horizontal and vertical reactor. It creates larger twist power in a range of longitudinal waves of various frequencies and when it propagates in liquids. It forces molecule break down in reaction with air.

We give manufacturer blueprints and plans and they modify the electric flocculation reactor manufactured by Baoxi Electrode Engineering Co. as follows:  muti- \elements electrode sheets with 72 pieces of Ultrasonic suspension transducers in liquid container.  When modified, the machine performs better because it can now do separation in lower energy cost that it could not do without our modification.

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

None.

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

Results of Operations

For the three months ended September 30, 2012 vs. September 30, 2011.

Revenue

For the three months ended September 30, 2012 and 2011, the Company had $ 0.00 revenue for hardware sales respectively.

For the three months ended September 30, 2012, and 2011, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the three months ended September 30, 2012 and 2011, the Company incurred zero cost of goods sold.

For the three months ended September 30, 2012, and 2011, there was no software cost of goods sold incurred.

Expense

For the three months ended September 30, 2012, the Company incurred selling, general and administrative expenses and depreciation expense of $150,539.  The primary expenses were professional fees of $95,900 related to legal, accounting and audit fees, consulting fee, and other professional fee; rental expense of $11,373; and payroll expense of $18,338.

For the three months ended September 30, 2011, the Company incurred selling, general and administrative expenses and depreciation expense of $ 43,887.

The Company is still development stage enterprise and need to secure financing activities to survive the business.  And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products.  Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For three months ended September 30, 2012, the Company had net loss of $ 111,833; for three months ended September 30, 2011, the Company incurred net loss of $2,769.  At September 30, 2012, the Company had accumulated net loss of $ 569,187 for cumulative period from February 19, 2008 (Date of Inception) through September 30, 2012.

For the nine months ended September 30, 2012 vs. September 30, 2011.

Revenue

For the nine months ended September 30, 2012 and 2011, the Company had $ 0.00 revenue for hardware sales respectively.

For the nine months ended September 30, 2012, and 2011, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the nine months ended September 30, 2012 and 2011, the Company incurred zero cost of goods sold.

For the nine months ended September 30, 2012, and 2011, there was no software cost of goods sold incurred.

Expense

For the nine months ended September 30, 2012, the Company incurred selling, general and administrative expenses and depreciation expense of $ 293,804.  The primary expenses were professional fees of $ 155,172 related to legal, accounting and audit fees, consulting fee, and SEC filling fee, and other professional fees; rental expense of $ 32,648; travel expense of $12,882; gift and promotion expense of $ 5,173; and payroll expense of $ 49,823.

For the nine months ended September 30, 2011, the Company incurred selling, general and administrative expenses and depreciation expense of $ 177,672.

The Company is still development stage enterprise and need to secure financing activities to survive the business.  And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products.  Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For nine months ended September 30, 2012, the Company had net loss of $ 173,424; for nine months ended September 30, 2011, the Company incurred net loss of $91,565.  At September 30, 2012, the Company had accumulated net loss of $569,187 for cumulative period from February 19, 2008 (Date of Inception) through September 30, 2012.

Commitments and Contingencies

Our Company is still a development stage enterprise, and we continue to expend our efforts in our marketing to sell our software. However, we have met unanticipated significant arket resistance to our software because its’ current technological stage of development. Further, due to most of our potential customers are state-owned hospitals, we incurred significant difficulty to go though the lengthy governmental approval process. We continue to explore methods to improve our product and remedy this situation, but also have started looking for opportunities to develop other profit areas to respond to shareholders’ investment expectations. After months of searching and inspection, then in 2011 we identified Greensaver Corporation, located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China, an energy-saving silicon battery manufacturer. We engaged in discussions concerning the intention of acquisition of a significant minority interest in this company.  We have no binding contract, agreement or commitment to acquire an interest in this or any other company or to set up a joint venture.

On April 15, 2011, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan is due December 31, 2011. However, this loan was renewed for another nine months, and the loan is now due September 30, 2012.  It was renewed to October 31, 2012 by oral agreement.  The interest income is $38,462 for three month period ending September 30, 2012. The accrued interest receivable is $224,342 as of September 30, 2012 at annual interest rate of 10%.

On July 26, 2012, the Company signed a Loan Supplement Agreement with Greensaver Corporation to define the repayment terms for the loan advanced to Greensaver Corporation.  Due to the bankruptcy reorganization for Greensaver Corporation in 2012, Greensaver Corporation promised to start repay its loan principal plus interest to Hyperera Technology (Beijing) Co., Ltd. at December 31, 2012 for $79,365; and $158,730 at January 31, 2013; then monthly payment of $79,365 starting from July 1, 2013, and by the July 30, 2015, Greensaver Corporation will repay all the principal and interest to Hyperera Technology (Beijing) Co.

There may be loan default risk if Greensaver Corporation cannot go through the bankruptcy reorganization in China, then the total loan principal of $1,538,462 plus accrued interest receivable of $185,880 must be write off as non-operational loss to the Company, then the Company may face significant difficulty as going concern immediately.

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

On April 15, 2011, Beijing Chaoran returned the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term 6 months with renewable term of nine months.

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

In the period of April to June 30, 2012, the Related Party Supplier-Beijing Chaoran returned $306,116 to the Company. At of June 30, 2012, the Company has $25,422 accrued interest receivable from Beijing Chaoran, and in the same day, Beijing Chaoran paid the full amount of $25,422 accrued interest receivable to the Company. As of June 30, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $8,335, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

In the period of July to September 30, 2012, the Related Party Supplier-Beijing Chaoran returned $3,823 to the Company. As September 30, 2012, the Company has $190 accrued interest receivable from Beijing Chaoran. As of September 30, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $4,512, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

Liquidity and Capital Resources

	At September 30	At December 31
	2012	2011

Current Ratio*	41.96	18.09
Cash	$63,755	$113,597
Working Capital***	$1,811,706	$1,981,777
Total Assets	$1,887,097	$2,131,478
Total Liabilities	$44,977	$115,934

Total Equity	$1,842,120	$2,015,544.00

Total Debt/Equity**	0.02	0.06

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

*** Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $ 63,755 at September 30, 2012 and the working capital of $1,811,706, and cash and cash equivalent of $113,597 at December 31, 2011 and the working capital of $1,981,777.

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

On July 26, 2012, the Company signed a Loan Supplement Agreement with Greensaver Corporation to define the repayment terms for the loan advanced to Greensaver Corporation.  Due to the bankruptcy reorganization for Greensaver Corporation in 2012, Greensaver Corporation promised to start repay its loan principal plus interest to Hyperera Technology (Beijing) Co., Ltd. at December 31, 2012 for $79,365; and $158,730 at January 31, 2013; then monthly payment of $79,365 starting from July 1, 2013, and by the July 30, 2015, Greensaver Corporation will repay all the principal and interest to Hyperera Technology (Beijing) Co.

There may be loan default risk if Greensaver Corporation cannot go through the bankruptcy reorganization in China, then the total loan principal of $1,538,462 plus accrued interest receivable of $224,342 must be write off as non-operational loss to the Company, then the Company may face significant difficulty as going concern immediately.

Conclusion

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

Shareholder’s Equity

The Company had total equity of $ 1,953,953 and $ 1,910,984 at September 30, 2012 and 2011, and $ 2,015,544 at December 31, 2011 respectively.

On February 19, 2008, the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou  at $0.001 per share or $20,000 for initial capital (stock subscription receivable).  On September 30, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable).  On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable).  On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $ 0.03 per share, and the total proceeds of $36,000 were received.

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000.  On September 30, 2011, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000.  At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000.  At September 30, 2011, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of September 30, 2011.

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

There’s no additional shares were issued in the period January to September 2012.

Therefore, as of September 30, 2012, the total outstanding common shares were 38,204,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Loan Supplement Agreement

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
____________
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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	November 19, 2012	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	November 19, 2012

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	November 19, 2012
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Loan Supplement Agreement

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
__________
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