Form 10-K
period 2012-12-31
HYPERERA INC
filed 2013-05-14
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2012) was approximately $18,629 (based on 17,804,000 shares of common stock outstanding held by non-affiliates and a price of $.60 per share on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 38,204,000 shares as of March 31, 2013

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

On July 3, 2009, we established a wholly owned subsidiary, Hyperera Technologies (Beijing) Co., Limited, located at Suite 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021.

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

For the year 2012 and 2011, the company had no hardware and software revenue incurred.

The total hardware sales were $228,858 for cumulative period from February 19, 2008 (Date of Inception) through December 31, 2012, and there was no CIS software sold and installed as of December 31, 2012 and 2011.

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

Future Wastewater Treatment Business

We are continuing to evaluate a new line of business: A project to purify the wastewater from varieties industries, such as biochemical, aquaculture and food processing and brewing. However, in the first stage, we will focus on pesticide wastewater processing. Although we have held discussions with potential clients, we have no contracts, agreements or commitments to sell any equipment or provide any services in this line of business as of the date of this Report. Our current thinking is that we may decide to discontinue pursuing this line of business in the near future because we don’t think it may be viable for us to proceed.

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

Item 2.  Description of Property

We rent the following properties:

Hyperera Technology (Beijing) Co., Ltd. (started on July 3, 2009)

☐	Address: City/State/Zip ：is located at No. 17 Dongsanhuan Routh Rd., Kingwing Tower, Suite 11A, Block B, Chaoyang District, Beijing, China 100021
☐	Number of Square Feet: 1200 Square Feet
☐	Name of Landlord: Beijing Kingwing Tower Real Estate Management Co., Ltd.
☐	Term of Lease: One Year, renewed （from July , 2010 to March 24, 2012）
☐	Monthly Rental: RMB 17,552
☐	Adequate for current needs: √ Yes
Term of Lease: One Year, renwed （from March , 2012 to March 25, 2013）
Monthly Rental: RMB 20,742.77

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

Hyperera, Inc.

☐	Address: City/State/Zip ：is located at 2316 S. Wentworth Ave, Chicago, IL 60616
☐	Number of Square Feet: 350 Square Feet
☐	Name of Landlord: Simon Bai
☐	Term of Lease: Three year from March 1, 2012 to Feb 28,2014 (renewable)
☐	Monthly Rental: $600.00

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

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “HYRR.”
(HYRR was effective in July 2010)

	Bid Information*
Financial Quarter Ended	High Bid	Low Bid
December 31, 2012	0.50	0.25
September 30, 2012	0.50	0.15
June 30, 2012	0.60	0.20
March 31, 2012	0.50	0.25
December 31, 2011	0.51	0.25
September 30, 2011	0.60	0.25
June 30, 2011	0.60	0.40
March 31, 2011	0.50	0.15

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

☐	we would not be able to pay our debts as they become due in the usual course of business; or

☐
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

Future Wastewater Treatment Business

We are continuing to evaluate a new line of business: A project to purify the wastewater from varieties industries, such as biochemical, aquaculture and food processing and brewing. However, in the first stage, we will focus on pesticide wastewater processing. Although we have held discussions with potential clients, we have no contracts, agreements or commitments to sell any equipment or provide any services in this line of business as of the date of this Report. Our current thinking is that we may decide to discontinue pursuing this line of business in the near future because we don’t think it may be viable for us to proceed.

Emerging Growth Company

We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See “Emerging Growth Companies” section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

For the year ended December 31, 2012 vs. December 31, 2011.

Revenue

For the year ended December 31, 2012, and 2011 the Company had $ 0.00 revenue for hardware sales.

For the years ended December 31, 2012, and 2011, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran. For the year ended December 31, 2012, and 2011, the Company incurred zero cost of goods sold.

For the years ended December 31, 2012, and 2011, there was no software cost of goods sold incurred.

Expense

For the year ended December 31, 2012, the Company incurred selling, general and administrative expenses and depreciation expense of $358,831. The primary expenses were professional fees of $183,372 related to legal, consulting, accounting and audit fees, and SEC filings; rental expense of $44,022; travel expense of $13,805; and payroll expense of $68,284.

For the year ended December 31, 2011, the Company incurred selling, general and administrative expenses and depreciation expense of $241,338. The primary expenses were professional fees of $46,929 related to legal, accounting and audit fees; rental expense of $39,245; travel expense of $18,005; office supplies of $ 15,390; and payroll expense of $77,021.

The increase of selling, general and administrative expenses in 2012 vs. 2011 was due to the increase of payroll expenses and professional fees as the increase activities at marketing and financing activities. The Company is still development stage enterprise and needs to secure financing activities to survive the business. And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products. Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses in 2012 vs. 2011.

Income Taxes

The Company had accumulated net loss of $596,012 at December 31, 2012. There were no income taxes.

Net Loss

For year ended December 31, 2012, the Company had net loss of $200,249; for year ended December 31, 2011, the Company incurred net loss of $114,285. At December 31, 2012, the Company had accumulated net loss of $596,012 for cumulative period from February 19, 2008 (Date of Inception) through December 31, 2012.

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

In 2012, we discussed with Greensaver Corporation, located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China, an energy-saving silicon battery manufacturer. We initially engaged in discussions concerning joint venture with Greensaver Corporation. We have no current binding contract, agreement or commitment to acquire an interest in this or any other company or to set up such a joint venture. Due to Greensaver Corporation is at reorganization under the local Chinese Environmental protection laws, the discussion of joint venture was discontinued and will no longer pursue the joint venture with Greensaver Corporation.

On April 15, 2012, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with Greensaver Corporation, to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%. The loan agreement was amended on March 2013 to provide for a monthly payment of $80,645 starting July 1, 2013 and continuing until the loan is paid off by July 2015. Due to the reorganization of the Greensaver Corporation, the risk of default for our loan to Greensaver is high. If the loan is at default by Greensaver, our Company may have going concern.

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2011 to supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $3,127. The repayment terms were upon demand as request by the Company.

From January to March 31, 2012, the Company advanced additional short-term loans of $747,500 to supplier, Beijing Chaoran. The interest rate was estimated at annual rate of 3%, the accrued interest receivables were $9,273.

On April 15, 2012, Beijing Chaoran repaid the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with unrelated party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.

As of December 31, 2012, the balances of loan amount to Related Party Supplier-Beijing Chaoran is $5,873 the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

Loans to Greensaver Corporation

On April 15, 2012, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with unrelated party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%. The loan agreement was amended on March 2013 as follows:

The status of our relationship with Greensaver Corporation as of March 31, 2013 is as follows:

(1)  The loan agreement was amended and extended to July 31, 2015;
(2)  Hyperera is no longer pursue the joint venture with Greensaver Corporation ;
(3)  Because Greensaver is incapable to repay the loan, the loan amount plus interest was paid only once at January 2013 for total RMB 500,000 by Greensaver as of today. The loan agreement was amended on March 2013 to provide for a monthly payment of $80,645 starting July 1, 2013 and continuing until the loan is paid off by July 2015.

Liquidity and Capital Resources

Hyperera, Inc

	At December 31	At December 31
	2012	2011

Current Ratio	29.75	18.39
Cash	$34,896	$113,597
Working Capital	$1,788,205	$1,981,777
Total Assets	$1,877,954	$2,131,478
Total Liabilities	$63,118	$115,934

Total Equity	$1,814,836	$2,015,544

Total Debt/Equity	0.03	0.06

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current Asset - Current Liabilities

The Company had cash and cash equivalents of $113,597 at December 31, 2011 and the working capital of $1,981,777, and cash and cash equivalent of $34,896 at December 31, 2012 and the working capital of $1,788,205.

The Company hopes to raise money from selling its securities in the future although there is no assurance that the Company will be successful or can generate sufficient cash flow from operations, if any, to cover its operating expensed for the next 12 months or to fund capital expenditure requirements for future business ventures, if any.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern. The Company’s short-term loan to the company Greensaver Corp. may raise substantial doubt about its ability to carry out its operational business plan and cause significant uncertainty about its cash flows immediately, such borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern immediately. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate revenue or secure financing, then the Company may be required to cease or curtail its operation.

Shareholder’s Equity

The Company had total equity of $1,814,836 at December 31, 2012, and $2,015,544 at December 31, 2011, respectively.

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

On September 10, 2010, additional 2,030,000 shares were issued to 79 shareholders, Chinese citizens, at $ 0.20 per share or $ 406,000 for common stock (stock subscription receivable). On December 15, 2010, additional 5,855,000 shares were issued to 70 shareholders at $0.20 per share for $1,171,000. On December 31, 2011, additional 100,000 shares were issued to Mr. Jing Li for financial consulting services at $0.20 per share for $20,000. Therefore, as of December 31, 2011, the Company has a total of 35,984,000 shares were issued and outstanding.

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

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2012.

There were no new shares issued during 2012. Therefore, as of December 31, 2012, the total outstanding common shares were 38,204,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

 HYPERERA, INC.
(A Development Stage Enterprise)

Audited Financial Statements
As of December 31, 2012, and 2011

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Hyperera, Inc.

We have audited the accompanying consolidated balance sheets of Hyperera, Inc. as of December 31, 2012, 2011, and the related consolidated statements of loss, shareholders’ equity, and cash flows for the year 2012, 2011, and the cumulative period from February 19, 2008 (date of inception ) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperera, Inc. as of December 31, 2012, 2011, and the results of its operations and their cash flows for the year 2012, 2011, and the cumulative period from February 19, 2008 (date of inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E, The Company’s short-term loan to the company Greensaver Corp. may raise substantial doubt about it’s ability to carry out it’s operational business plan and cause significant uncertainty about its cash flows immediately, such borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern immediately.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate revenue or secure financing, then the Company may be required to cease or curtail its operation.

/s/ Enterprise CPAs, Ltd.
Enterprise CPAs, Ltd.
Chicago, IL

May 10, 2013

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$34,896	$113,597
Total Current Assets	$34,896	$113,597

Other current assets:
Prepaid Expenses	$13	$-
Accurred interest	272,079	129,663
Loans to Greensaver Corp	1,538,462	1,538,462
Loans to related supplier	5,873	315,989
Total Other Current Assets	$1,816,427	$1,984,114

Fixed assets:
Furniture & Equipment, Net	$26,631	$33,767
Total Fixed Assets	$26,631	$33,767

TOTAL ASSETS	$1,877,954	$2,131,478

LIABILITIES & EQUITY
Current liabilities:
Account payable	$28,200	$3,000
Loan from shareholders	32,753	7,886
Loan from others	2,165	-
Payroll liabilitities	-	5,048
Prepaid for stock purchase	-	100,000
Total current liabilities	$63,118	$115,934

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,204,000 shares issued and outstanding.	$38,204	$38,204
Paid-in capital	2,344,364.00	2,344,364.00
Deficit accumulated during the development stage	(596,012.00)	(395,763.00)
Accumulated other comprehensive income (loss)	28,280.00	28,739.00
Total stockholders' equity	$1,814,836	$2,015,544
TOTAL LIABILITIES & EQUITY	$1,877,954	$2,131,478

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative from February 19, 2008 (Date of Inception) Through December 31, 2012

Revenues	$-	$-	$228,858
Cost of Goods Sold	-	-	$207,998
Gross Profit	$-	$-	$20,860
Operating expenses:
Research and development	$-	$-	$-
Selling, general and administrative expenses	346,404	233,082	884,330
Depreciation and amortization expenses	12,427	8,256	21,663
Total Operating Expenses	$358,831	$241,338	$905,993
Operating Loss	$(358,831)	$(241,338)	$(885,133)
Investment income, net	$158,849	$127,053	$289,388
Interest Expense, net	$267	$-	$267
Loss before income taxes	$(200,249)	$(114,285)	$(596,012)
Income tax expense	$-	$-	$-
Net loss	$(200,249)	$(114,285)	$(596,012)
			-
Net loss per common share- Basics	$-	$(0.00)	$(0.01)
Net loss per common share- Diluted	$-	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(459)	6,178	28,280
Other comprehensive income (loss)	$(459)	$6,178	$28,280
Comprehensive Income (Loss)	$(200,708)	$(108,107)	$(567,732)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through December 31, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks
to shareholders @0.20 per
share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks
to shareholders @0.20 per share
on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014

Net loss for the period
ended December 31, 2010				$(191,234)		$(191,234)
Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks
to shareholders @0.2 per
share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks
to shareholders @0.2153 per
share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issuance of common stocks
to shareholders @0.30 per
share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks
to shareholders @0.20 per share
on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks
to shareholders @0.45 per share
on July 1, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178

Net loss for the period
ended December 31, 2011				$(114,285)		$(114,285)
Balance, December 31, 2011	38,204,000	38,204	2,344,364	(395,763)	28,739	2,015,544

Adjustment for Rate Exchange					$(459)	$(459)

Net loss for the period
ended December 31, 2012				$(200,249)		$(200,249)
Balance, December 31, 2012	38,204,000	38,204	2,344,364	(596,012)	28,280	1,814,836

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
			Februaty 19, 2008
	Year Ended	Year Ended	(Date of Inception) to
	December 31	December 31	December 31,
	2012	2011	2012
Operating Activities:
Net loss	$(200,249)	$(114,285)	$(596,012)

Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	20,000
Depreciation expense	12,427	8,255	21,662
Acurred interest receivable	(142,416)	(126,536)	(272,079)
Prepaid expenses	(13)	-	(13)
Loans Greensaver Corp	-	(1,538,462)	(1,538,462)
Loans to related supplier	310,116	679,847	(5,873)
Loan to shareholders	2,700	-	2,700
Loan from others	2,165	-	2,165
Account payable	25,200	2,400	28,200
Payroll liabilities	(5,048)	1,077	-
Loan from shareholders	22,167	6,901	30,053
Net cash provided by operating activities	$27,049	$(1,080,803)	$(2,303,489)

Investing Activities:
Furniture & Equipment, Net	$(5,291)	$(16,873)	$(48,293)
Net cash provided by investing activities	$(5,291)	$(16,873)	$(48,293)

Financing Activities:
Proceeds from issuance of common stock	$-	$515,398	$2,358,398
Prepaid for stock purchase	(100,000)	100,000	-
Net cash provided by financing activities	$(100,000)	$615,398	$2,358,398

Effect of Exchange Rate on Cash	$(459)	$6,178	$28,280
Net increase (decrease) in cash and cash equivalents	$(78,701)	$(476,100)	$34,896
Cash and cash equivalents at beginning of the year	$113,597	$589,697	$-
Cash and cash equivalents at end of year	$34,896	$113,597	$34,896

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock subscription receivable		$-	$-

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A- BUSINESS DESCRIPTION

Hyperera, Inc. (the “Company”), incorporated under the laws of Nevada on February 19, 2008.  Hyperera, Inc. operates its business in the U.S. as Hyperera USA, Inc. the Company’ s wholly owned branch located in the State of Illinois and has principal office at 2316 South Wentworth Avenue, Chicago, IL 60616.

In addition to the U.S. operation, the Company had one representative office in China, which was established on April 2, 2008; the representative office was closed effective on July 1, 2009.  In order to developing and operating more efficiently, at the mean time, Hyperera, Inc established a subsidiary Hyperera Technology (Beijing) Co, Ltd in China in July 3, 2009 to replace the representative office to conduct and operate the business of trading services, distribution, and marketing of the surgery anesthesia clinic management software and ICU management system software and hardware system in Asia.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2012 and 2011, there were $34,896 and $113,597 cash and cash equivalents respectively.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets.  As of December 31, 2012, the net fixed assets were $26,631 in the Company’s balance sheets as of December 31, 2012. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

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

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  The loan term is for short-term of 6 months, and renewable. As of December 31, 2012, the Company has $272,079 accrued interest receivable from Greensaver Corporation. Greensaver Corporation is a silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China.  The Company is in reorganization under the local Chinese laws.

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

No hardware sales since 2010.

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

There were no software sales and software revenue realized for the Company.

Operating Expenses

Operation expenses include selling, general & administrative expenses and depreciation & amortization expenses.

For the fiscal year end December 31, 2012 and 2011, there are total of$358,831 and $241,338 operating expenses respectively. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees.  For the year ended 2012 and 2011, the Company incurred $183,372 and $46,929 respectively.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2011 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai.  For the fiscal year ended December 31, 2012 and 2011, there were $7,200 rent expenses incurred for both years.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through March 24, 2012 and required a RMB 17,552 monthly lease payment. For the fiscal year ended December 31, 2012, and 2011, there was USD $36,822, and $32,045 rent expenses incurred correspondingly.

Therefore, there was total of $44,022, and $39,245 rent expenses for the fiscal year ended December 31, 2012 and 2011.

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2011.  There is no income tax for the State of Nevada.

Hyperera Technology (Beijing) Co, Ltd, filed annual report to Beijing local tax bureau, and no income tax dues were paid to Chinese government.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the fiscal years ended December 31, 2012, and 2011, the company has $459 comprehensive loss and $6,178 comprehensive income. For the cumulative period from February 19, 2008 to December 31, 2012, the company has accumulated comprehensive income of $ 28,280.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Pronouncement:

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

* The percentage was based on the total outstanding shares of 38,204,000 as of December 31, 2012.

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

From April to June 30, 2011, Therefore, as Mr. Zhiyong Li advanced additional amount of $6,901 to the Company.  As of June 30, 2011, the balance of Loans from Shareholder is $7,886.  The loans would be repaid as request without interest.From July to December 31, 2011, there was no advanced additional loan to the Company.  As of December 31, 2011, the balance of loan from Shareholder was $7,886.

In 2012, Mr. Zhiyong Li advanced additional $24,867 to the Company.  Therefore, as of December 31, 2012, the balance of loan from Shareholder was $32,753.  The loans would be repaid as request without interest.

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

As of December 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran was $5,873, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

For the fiscal year ended December 31, 2012, and 2011 there was no cost of goods sold incurred.

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

Therefore, as of December 31, 2012, the total outstanding common shares were 38,204,000.

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

As of December 31, 2012, total stock subscription receivable on balance sheet is $0.00.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $358,831 and $241,338 for the fiscal year ended December 31, 2012 and 2011 and a cumulative operating loss of $885,133 for the period February 19, 2008 (inception) through December 31, 2012. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s short-term loans to GreenSaver Corp. of $1,538,462 raised substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows immediately, such borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern immediately. The Company amended the loan agreement with new management of the Greensaver Corp and new management of Greensaver Corp will start paying the principal and interest to the Company over the next 3 years, the loan balance will be paid off by July 31, 2015 based on the amended loan agreement signed on March 2013. Due to GreenSaver Corp is in reorganization under the local Chinese laws, there may be uncertainty about the Greesaver Corp. The risk of the loan default is significant high. If the loan is in default, then the Company may be required to cease or curtail its operation immediately.

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

Hyperera, Inc

Exhibit A

	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative from February 19, 2008 (Date of Inception) to December 31, 2012

Operating Expenses
Aotomobile Expenses	5,665	7,286	14,370
Bank Service Charges	959	768	3,326
Bank Interest	31	-	31
Computer and Internet Expenses	91	154	245
Consulting Fees	-	-	43,000
Depriciation	12,427	8,255	21,662
Employees Welfare Expense	1,385	-	1,385
Gift and promition Expense	5,173	-	5,173
small tools and equipment	150	-	150
Dues and Subscriptions	-	-	110
Insurance Expense	4,706	5,484	10,190
License & Registration	-	26	12,344
Meals and Entertainment	1,820	10,460	14,811
Meeting & Conference	-	3,857	3,857
Office Supplies	2,458	15,390	31,039
Purchase of Bank Note	-	7	7
Supplies	-	1,307	1,307
Payroll Expenses
Net Wage Payment-China	68,134	74,394	162,548
Payroll Withholding Tax-China	150	2,627	4,402
Total Payroll Expenses	68,284	77,021	166,950
Postage	825	1,014	1,977
Professional Fees
Legal Fee	32,500	-	93,253
Accounting & Auditing	26,615	26,611	83,520
SEC Filling Fee	11,568	10,208	29,630
Professional Fees - Other	112,689	10,110	127,661
Professional Fees	183,372	46,929	334,065
Rent Expense			-
Rent Expense - China Subsidiary	36,822	32,045	115,327
Rent Expense - US Corporation	7,200	7,200	34,800
Rent Expense - Other	-	-	3,024
Rent Expense	44,022	39,245	153,151
Tax-China Operation
Income Tax - China	-	-	317
Local Operation Tax - China	10,166	-	11,149
Tax-China Office Operation	10,166	-	11,466
Telephone Expense	-	176	1,213
Travel Expense
Air Tickets	9,332	10,010	41,857
Visa Application Fee	-	-	133
Transportation expenses	2,608	4,002	9,768
Lodging & Hotel	1,865	3,993	11,549
Travel Expense	13,805	18,005	63,307
Vehicle and Vessel Usage Tax	-	74	74
Utilities	3,494	5,879	10,785
Total Expense	$358,831	$241,338	$905,993

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2012, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Zhi Yong Li	50	Chairman of the Board, CEO
Wei Wu	55	Director, President, COO
Simon Bai	54	Chief Financial Officer
Huitao Zhou	62	Director
Hong Tao Bai	38	Vice President
JianWu Zhang	50	Director
Ming Liu	55	Director
Nan Su	40	CTO

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

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

☐
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

☐
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

☐
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

☐	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

☐	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11.  Executive Compensation

Summary Compensation Table

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2012 and 2011.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total

Zhi Yong Li	Chairman	2011	0							0
		2012	0							0

Wei Wu	President	2011	$5294.12	$5294.12
		2012	$0.00

Simon Bai	CFO	2011	0
		2012	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2012

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

●
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
●	any option or equity grant;
●	any non-equity incentive plan award made to a named executive officer;
●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
●	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Board of Directors

Director Compensation for year ended December 31, 2012

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Zhi Yong Li,	0	0	0	0	0	0	0
Huitao Zhou,	0	0	0	0	0	0	0
JianWu Zhang,	0	0	0	0	0	0	0
Ming Liu	0	0	0	0	0	0	0

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,204,000 shares of common stock outstanding as of March 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

* The percentage was based on the total outstanding shares of 38,204,000 as of December 31, 2012.

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

From April to June 30, 2011, Therefore, as Mr. Zhiyong Li advanced additional amount of $6,901 to the Company. As of June 30, 2011, the balance of Loans from Shareholder is $7,886. The loans would be repaid as request without interest.From July to December 31, 2011, there was no advanced additional loan to the Company. As of December 31, 2011, the balance of loan from Shareholder was $7,886.

In 2012, Mr. Zhiyong Li advanced additional $24,867 to the Company. Therefore, as of December 31, 2012, the balance of loan from Shareholder was $32,753. The loans would be repaid as request without interest.

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

As of December 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran was $5,873, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

In March 1, 2009, the Company placed order to purchase the three hardware parts through Beijing Chaoran, the total cost of the hardware purchase is $207,998.00, the amount of $59,998 and $ 148,000 was prepaid on March 9 and 18, 2009 respectively

And the prepaid amount of $59,998 became cost of good sold as of December 31, 2009, and the prepaid amount of $148,000 became cost of good sold as of March 31, 2010.

For the fiscal year ended December 31, 2012, and 2011 there was no cost of goods sold incurred.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14.  Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2012 and 2011.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2011.

	2012	2011

Audit Fees	$20,000	$20,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$20,000	$20,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning [No fees of this sort were billed by Salberg & Co., our principal accountant during 2011 and 2012] ; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Item 15.  Exhibits

Exhibit No.	Document Description

10.1	Amendment to Greensaver Loan

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	May 14, 2013	/s/ Zhi Yong Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Signature	Position	Date

Zhi Yong Li	/s/ Zhi Yong Li	Principal Executive Officer and Director	May 14, 2013

Wei Wu	/s/ Wei Wu	Director, President, COO	May 14, 2013

Simon Bai	/s/ Simon Bai	Principal Financial Officer	May 14, 2013
and Principal Accounting Officer

Huitao Zhou	/s/ Huitao Zhou	Director	May 14, 2013

JianWu Zhang	/s/ JianWu Zhang	Director	May 14, 2013

Ming Liu	/s/ Ming Liu	Director	May 14, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Amendment to Greensaver Loan

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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