Form 10-Q
period 2013-03-31
HYPERERA INC
filed 2013-05-21
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 20, 2013 there were 38,204,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

HYPERERA, INC.

(A Development Stage Enterprise)

 Financial Statements
(Unaudited)

As of March 31, 2013

Table of Contents

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$26,774	$34,896
Total Current Assets	$26,774	$34,896

Other current assets:
Prepaid Expenses	$-	$13
Accrued interest	233,618	272,079
Loans to Greensaver Corp	1,538,462	1,538,462
Loans to related supplier	9,754	5,873
Total Other Current Assets	$1,781,834	$1,816,427

Fixed assets:
Furniture & Equipment, Net	$25,114	$26,631
Total Fixed Assets	$25,114	$26,631

TOTAL ASSETS	$1,833,722	$1,877,954

LIABILITIES & EQUITY
Current liabilities:
Account payable	$700	$28,200
Loan from shareholders	8,137	32,753
Loan from others	15,325	2,165
Payroll liabilities	6,154	-
Total current liabilities	$30,316	$63,118

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,204,000 shares issued and outstanding.	$38,204	$38,204
Paid-in capital	2,344,364	2,344,364
Deficit accumulated during the development stage	(608,265)	(596,012)
Accumulated other comprehensive income (loss)	29,103	28,280
Total stockholders' equity	$1,803,406	$1,814,836
TOTAL LIABILITIES & EQUITY	$1,833,722	$1,877,954

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

	Three Month Ended March 31	Three Month Ended March 31	Cumulative from February 19, 2008 (Date of Inception) Through March 31,
	2013	2012	2013

Revenues	$-	$-	$228,858
Cost of Goods Sold	-	-	$207,998
Gross Profit	$-	$-	$20,860
Operating expenses:
Research and development	$-	$-	$-
Selling, general and administrative expenses	46,889	58,062	931,219
Depreciation and amortization expenses	3,844	2,380	25,507
Total Operating Expenses	$50,733	$60,442	$956,726

Operating Loss	$(50,733)	$(60,442)	$(885,133)
Investment income, net	$38,480	$40,846	$327,868
Interest Expense, net	$-	$2	$267
Loss before income taxes	$(12,253)	$(19,598)	$(608,265)
Income tax expense	$-	$-	$-
Net loss	$(12,253)	$(19,598)	$(608,265)
			-
Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	823	-	29,103
Other comprehensive income (loss)	$823	$-	$29,103
Comprehensive Income (Loss)	$(11,430)	$(19,598)	$(579,162)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through March 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks
to shareholders @0.20 per
share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks
to shareholders @0.20 per share
on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014

Net loss for the period
ended December 31, 2010				$(191,234)		$(191,234)

Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks
to shareholders @0.2 per
share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks
to shareholders @0.2153 per
share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issuance of common stocks
to shareholders @0.30 per
share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks
to shareholders @0.20 per share
on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks
to shareholders @0.45 per share
on July 1, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178

Net loss for the period
ended December 31, 2011				$(114,285)		$(114,285)

Balance, December 31, 2011	38,204,000	38,204	2,344,364	(395,763)	28,739	2,015,544

Adjustment for Rate Exchange					$(459)	$(459)

Net loss for the period
ended December 31, 2012				$(200,249)		$(200,249)

Balance, December 31, 2012	38,204,000	38,204	2,344,364	(596,012)	28,280	1,814,836

Adjustment for Rate Exchange					$823	$823

Net loss for the period
ended March 31, 2013				$(12,253)		$(12,253)

Balance, March 31, 2013	38,204,000	38,204	2,344,364	(608,265)	29,103	1,803,406

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Three Month Ended March 31	Three Month Ended March 31	Cumulative from February 19, 2008 (Date of Inception) to March 31,
	2013	2012	2013
Operating Activities:
Net loss	$(12,253)	$(19,598)	$(608,265)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	20,000
Depreciation expense	3,844	2,380	25,506
Accrued interest receivable	38,462	(40,820)	(233,618)
Prepaid expenses	13	-	-
Loans Greensaver Corp	-	-	(1,538,462)
Loans to related supplier	(3,881)	1,538	(9,754)
Loan from others	13,160	-	15,325
Account payable	(27,500)	(1,200)	700
Payroll liabilities	6,154	-	6,154
Loan from shareholders	(24,616)	-	8,138
Net cash provided by operating activities	$(6,617)	$(57,700)	$(2,310,106)
Investing Activities:
Furniture & Equipment, Net	$(2,328)	$(1,472)	$(50,621)
Net cash provided by investing activities	$(2,328)	$(1,472)	$(50,621)
Financing Activities:
Proceeds from issuance of common stock	$-	$-	$2,358,398
Prepaid for stock purchase	-	-	-
Net cash provided by financing activities	$-	$-	$2,358,398
Effect of Exchange Rate on Cash	$823	$-	$29,103
Net increase (decrease) in cash and cash equivalents	$(8,122)	$(59,172)	$26,774
Cash and cash equivalents at beginning of the period	$34,896	$113,597	$-
Cash and cash equivalents at end of period	$26,774	$54,425	$26,774

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At March 31, 2013 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2013, there was $26,774 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets.  As of March 31, 2013, total fixed assets were $ 50,621, and accumulated depreciation was $25,506. The net fixed assets were $25,115 in the Company’s balance sheets as of March 31, 2013. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the three months period ended March 31, 2013, the company has $ 823 comprehensive income.

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

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  As of March 31, 2013, the Company has $233,618 accrued interest receivable. Greensaver Corporation is a silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China.  The Company is in reorganization under the local Chinese laws. And the status of the relationship with Greensaver Corporation as of March 31, 2013 is as follows:

(1)	The loan agreement was amended and extended to July 31, 2015;
(2)	Hyperera is no longer pursuing the joint venture with Greensaver Corporation;
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

For March 31, 2013 and 2012, there were no hardware sales.

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

The Company’s CIS software is standalone, and for the period of three months ended March 31, 2013 and 2012, there were no software sales revenue.

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

For the three months period of January 1 to March 31, 2013, and 2012, there’s total of $50,733 and $60,442, operating expenses respectively; and $ 956,726 for the cumulative period February 19, 2008 to March 31, 2013. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees.  For the three months ended March 2013 and 2012, the Company incurred $300 and $11,868 professional fee respectively; and $ 334,365 for the cumulative period February 19, 2008 to March 31, 2013.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2012.  There is no income tax for the State of Nevada.

Hyperera Technology (Beijing) Co, Ltd, filed annual report to Beijing local tax bureau, and no income tax dues were paid to Chinese government.

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2014 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai.  For the three months ended March 31, 2013 and 2012, there were $1,800 rent expenses incurred for both periods.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through March 25, 2013 and required a RMB 17,552 monthly lease payment. For the three months ended March31, 2013 and 2012, there was USD $ 9,574 and $ 8,101 rent expenses incurred correspondingly.

Therefore, there was total of $ 11,374 and $9,901 rent expenses for the three months end March 31, 2013 and 2012.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2013, total 20,400,000 shares were issued to officers and directors were not changed.  And the total outstanding shares were 38,204,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors (Continued)

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

* The percentage was based on the total outstanding shares of 38,204,000 as of March 31, 2013.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loans from Shareholders (Continued)

From April to June 30, 2011, Mr. Zhiyong Li advanced additional amount of $6,901 to the Company.  The loans would be repaid as request without interest.  As of December 31, 2011, the balance of loan from Shareholder was $7,886.

In 2012, Mr. Zhiyong Li advanced additional $24,867 to the Company.  Therefore, as of December 31, 2012, the balance of loan from Shareholder was $32,753.  The loans would be repaid as request without interest.

For the period January 1 to March 31, 2013, the Company returned $ 24,616 back to the shareholder.  Therefore, as of March 31, 2013, the balance of loan from Shareholder is $8,137.  The loans would be repaid as request without interest.

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

As of March 31, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 9,754, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

Cost of Goods Sold (Continued)

And the prepaid amount of $59,998 became cost of good sold as of December 31, 2009, and the prepaid amount of $148,000 became cost of good sold as of March 31, 2010.

For the three months ended March 31, 2013 and 2012, there was no cost of goods sold incurred.

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

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

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

There was no share issued in year 2012 and three months ended March 31, 2013.

Therefore, as of March 31, 2013, the total outstanding common shares were 38,204,000.

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

As of March 31, 2013, total stock subscription receivable on balance sheet is $0.00.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $50,733 and $60,442 for three months ended March 31, 2013 and 2012 and a cumulative operating loss of $ 885,133 for the period February 19, 2008 (inception) through March 31, 2013. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s short-term loans to GreenSaver Corp. of $1,538,462 raised substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows immediately, such borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern immediately.  The Company amended the loan agreement with new management of the Greensaver Corp and new management of Greensaver Corp will start paying the principal and interest to the Company over the next 3 years, the loan balance will be paid off by July 31, 2015 based on the amended loan agreement signed on March 2013.  Due to GreenSaver Corp is in reorganization under the local Chinese laws; there may be uncertainty about the Greesaver Corp.  The risk of the loan default is significant high.   If the loan is in default, then the Company may be required to cease or curtail its operation immediately.

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

Exhibit A:

	Three Month Ended March 31	Three Month Ended March 31	Cumulative from February 19, 2008 (Date of Inception) to March 31,
	2013	2012	2013
Operating Expenses
Automobile Expenses	451	4,538	14,821
Administration Expense	225	-	225
Bank Service Charges	128	218	3,454
Bank Interest	-	31	31
Computer and Internet Expenses	159	-	403
Consulting Fees	-	-	43,000
Depreciation	3,844	2,380	25,506
Employees Welfare Expense	-	462	1,385
Gift and promotion Expense	1,758	5,173	6,931
small tools and equipment	-	150	150
Dues and Subscriptions	-	-	110
Insurance Expense	2,291	523	12,481
License & Registration	399	-	12,743
Meals and Entertainment	-	1,820	14,811
Meeting & Conference	-	-	3,857
Office Supplies	9,923	1,958	40,962
Purchase of Bank Note	-	-	7
Supplies	-	-	1,307
Payroll Expenses
Net Wage Payment-China	18,426	15,104	180,974
Payroll Withholding Tax-China	35	39	4,437
Total Payroll Expenses	18,461	15,143	185,412
Postage	-	802	1,977
Professional Fees
Legal Fee	-	-	93,253
Accounting & Auditing	-	-	83,520
SEC Filling Fee	-	11,568	29,630
Professional Fees - Other	300	300	127,961
Professional Fees	300	11,868	334,365
Rent Expense			-
Rent Expense - China Subsidiary	9,574	8,101	124,901
Rent Expense - US Corporation	1,800	1,800	36,600
Rent Expense - Other	-	-	3,024
Rent Expense	11,374	9,901	164,524
Tax-China Operation
Income Tax - China	-	-	317
Local Operation Tax - China	-	-	11,149
Tax-China Office Operation	-	-	11,466
Telephone Expense	-	-	1,213
Travel Expense
Air Tickets	-	1,672	41,857
Visa Application Fee	-	-	133
Transportation expenses	-	639	9,768
Lodging & Hotel	838	1,865	12,388
Travel Expense	838	4,176	64,146
Vehicle and Vessel Usage Tax	-	-	74
Utilities	582	1,302	11,366
Total Expense	$50,733	$60,442	$956,726

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

Overview

Existing Business

Our business is sale of hardware and software and customization of clinical information system software for medical clinics and hospitals in China and throughout Asia. We have been developing our infrastructure to begin to marketing the clinical information system software and hardware. We have generated no hardware sales revenues for the three months period ended March 31, 2013, and cumulative revenue of $228,858 from date of inception February 19, 2008 to March 31, 2013. There were no software sales revenues been generated as of March 31, 2013.

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

Results of Operations

For the three months ended March 31, 2013 vs. March 31, 2012.

Revenue

For the three months ended March 31, 2013 and 2012, the Company had $ 0.00 revenue for hardware sales respectively.

For the three months ended March 31, 2013, and 2012, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the three months ended March 31, 2013 and 2012, the Company incurred zero cost of goods sold.

For the three months ended March 31, 2013, and 2012, there was no software cost of goods sold incurred.

Expense

For the three months ended March 31, 2013, the Company incurred selling, general and administrative expenses, and depreciation expense of $50,733.  The primary expenses were rental expense of $11,374; and payroll expense of $18,461.

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

Income Taxes

There were no income taxes.

Net Loss

For three months ended March 31, 2013, the Company had net loss of $ 12,253; for three months ended March 31, 2012, the Company incurred net loss of $ 19,598. At March 31, 2013, the Company had accumulated net loss of $ 608,265 for cumulative period from February 19, 2008 (Date of Inception) through March 31, 2013.

Commitments and Contingencies

Our Company is still a development stage enterprise, and we continue to expend our efforts in our marketing to sell our software. However, we have met unanticipated significant market resistance to our software because its current technological stage of development. Further, due to most of our potential customers are state-owned hospitals, we incurred significant difficulty to go through the lengthy governmental approval process. We continue to explore methods to improve our product and remedy this situation, but also have started looking for opportunities to develop other profit areas to respond to shareholders’ investment expectations.

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

As of March 31, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 9,753, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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
(3)
Because Greensaver is incapable to repay the loan, the loan amount plus interest was paid only once at January 2013 for total RMB 500,000 by Greensaver as of today.The loan agreement was amended on March 2013 to provide for a monthly payment of $80,645 starting July 1, 2013 and continuing until the loan is paid off by July 2015.

Liquidity and Capital Resources

	At March 31	At March 31	At December 31
	2013	2012	2012

Current Ratio*	60.49	18.11	29.75
Cash	$26,774	$54,425	$34,896
Working Capital***	$1,779,291	$1,963,087	$1,788,205
Total Assets	$1,833,722	$2,110,680	$1,877,954
Total Liabilities	$30,316	$114,734	$63,118

Total Equity	$1,803,406	$1,995,946	$1,814,836

Total Debt/Equity**	0.02	0.06	0.03

*Current Ratio = Current Assets /Current Liabilities
** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.
*** Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $ 26,774 at March 31, 2013 and the working capital of $ 1,779,291, and cash and cash equivalent of $ 34,896 at December 31, 2012 and the working capital of $1,788,205.

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

Shareholder’s Equity

The Company had total equity of $ 1,953,953 and $ 1,910,984 at March 31, 2013 and 2011, and $ 2,015,544 at December 31, 2011 respectively.

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000. On March 31, 2012, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000. At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000. At March 31, 2012, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of March 31, 2012.

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

There’s no additional shares were issued in 2012 and three months ended March 31, 2013.

Therefore, as of March 31, 2013, the total outstanding common shares were 38,204,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	May 20, 2013	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	May 20, 2013

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	May 20, 2013
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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