Form 10-Q
period 2013-06-30
HYPERERA INC
filed 2013-08-19
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

N/A
(Former name, former address and former six months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2013 there were 38,204,000 shares issued and outstanding of the registrant’s common stock.

HYPERERA, INC.
(A Development Stage Enterprise)

 Financial Statements
(Unaudited)

As of June 30, 2013

Table of Contents

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$100,930	$34,896
Total Current Assets	$100,930	$34,896

Other current assets:
Prepaid Expenses	$-	$13
Accrued interest	273,095	272,079
Loans to Greensaver Corp	1,538,462	1,538,462
Loans to related supplier	11,292	5,873
Total Other Current Assets	$1,822,849	$1,816,427

Fixed assets:
Furniture & Equipment, Net	$21,271	$26,631
Total Fixed Assets	$21,271	$26,631

TOTAL ASSETS	$1,945,050	$1,877,954

LIABILITIES & EQUITY
Current liabilities:
Account payable	$25,700	$28,200
Loan from shareholders	6,586	32,753
Loan from others	67,633	2,165
Payroll liabilities	6,142	-
Prepaid for stock purchase	76,923	-
Total current liabilities	$182,984	$63,118

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,604,000 shares issued and outstanding.	$38,204	$38,204
Paid-in capital	2,344,364	2,344,364
Deficit accumulated during the development stage	(649,605)	(596,012)
Accumulated other comprehensive income (loss)	29,103	28,280
Total stockholders' equity	$1,762,066	$1,814,836
TOTAL LIABILITIES & EQUITY	$1,945,050	$1,877,954

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 19, 2008 (Date of Inception) Through
	June 30	June 30	June 30	June 30	June 30
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$228,858
Cost of Goods Sold	-	-	-	-	207,998
Gross Profit	$-	$-	$-	$-	$20,860
Operating expenses:
Selling, general and administrative expenses	123,869	138,403	77,980	80,341	1,008,201
Depreciation and amortization expenses	7,688	4,862	3,844	2,482	29,350
Total Operating Expenses	$131,557	$143,265	$81,824	$82,823	$1,037,551

Operating Loss	$(131,557)	$(143,265)	$(81,824)	$(82,823)	$(1,016,691)

Investment income, net	$77,964	$81,676	$39,484	$40,831	$367,352
Interest Expense, net	-	2	-	-	266
Loss before income taxes	(53,593)	(61,591)	(42,340)	(41,992)	(649,605)
Loss tax expense	-	-	-	-	-
Net Loss	$(53,593)	$(61,591)	$(42,340)	$(41,992)	$(649,605)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	823	-	-	-	29,103
Other comprehensive loss	823	-	-	-	$29,103
Comprehensive Loss	(52,770)	(61,591)	(42,340)	(41,992)	$(620,502)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through June 30, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Issuance of common stocks
to shareholders @0.20 per
share on September 30, 2010	2,030,000	$2,030	$403,970			$406,000

Issuance of common stocks
to shareholders @0.20 per share
on December 31, 2010	5,955,000	$5,955	$1,185,045			$1,191,000

Adjustment for Rate Exchange					$23,014	$23,014

Net loss for the period
ended December 31, 2010				$(191,234)		$(191,234)

Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks
to shareholders @0.2 per
share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks
to shareholders @0.2153 per
share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issuance of common stocks
to shareholders @0.30 per
share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks
to shareholders @0.20 per share
on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks
to shareholders @0.45 per share
on July 1, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178

Net loss for the period
ended December 31, 2011				$(114,285)		$(114,285)

Balance, December 31, 2011	38,204,000	38,204	2,344,364	(395,763)	28,739	2,015,544

Adjustment for Rate Exchange					$(459)	$(459)

Net loss for the period
ended December 31, 2012				$(200,249)		$(200,249)

Balance, December 31, 2012	38,204,000	38,204	2,344,364	(596,012)	28,280	1,814,836

Adjustment for Rate Exchange					$823	$823

Net loss for the six months
period ended June 30, 2013				$(53,593)		$(53,593)

Balance, June 30, 2013	38,204,000	38,204	2,344,364	(649,605)	29,103	1,762,066

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 19, 2008 (Date of Inception) Through
	June 30	June 30	June 30	June 30	June 30
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net Loss	$(53,593)	$(61,591)	$(42,340)	$(41,992)	$(649,605)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	-	-	20,000
Depreciation	7,688	4,862	3,844	2,482	29,350
Loans Greensaver Corp	-	-	-	-	(1,538,462)
Loans to related supplier	(5,419)	51,539	(1,538)	50,000	(11,292)
Accrued interest receivable	(1,016)	(81,640)	(39,478)	(40,820)	(273,095)
Account payable	(2,500)	5,400	26,000	6,600	25,700
Payroll liabilities	6,155	768	(12)	768	6,142
Unearned income	-	181,538		181,538	-
Loan from others	65,467	-	52,308	-	67,633
Loan from shareholders	(26,167)	4,691	(1,551)	4,691	6,586
Net cash provided by operating activities	$(9,385)	$105,567	$(2,767)	$163,267	$(2,312,873)

Investing Activities:
Purchase Furniture & Equipment	(2,327)	(5,291)	-	(3,819)	(50,621)
Net cash provided by investing activities	$(2,327)	$(5,291)	$-	$(3,819)	$(50,621)

Financing Activities:
Proceeds from issuance of common stock	-	-	-	-	2,358,398
Prepaid for stock purchase	76,923	-	76,923	-	76,923
Net cash provided by financing activities	$76,923	$-	$76,923	$-	$2,435,321

Effect of Exchange Rate on Cash	$823	$-	$-	$-	$29,103
Net increase (decrease) in cash and cash equivalents	$66,034	$100,276	$74,156	$159,448	$100,930
Cash and cash equivalents at beginning of the period	$34,896	$113,597	$26,774	$54,425	$-
Cash and cash equivalents at end of the period	$100,930	$213,873	$100,930	$213,873	$100,930

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock
subscription receivable	$-	$-	$-	$-	$-

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At June 30, 2013 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2013, there was $ 100,930 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets.  As of June 30, 2013, total fixed assets were $ 50,621, and accumulated depreciation was $29,350. The net fixed assets were $21,271 in the Company’s balance sheets as of June 30, 2013. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the three months period ended June 30, 2013, the company has $ 0.00 comprehensive income.

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

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.  As of June 30, 2013, the Company has $267,080 accrued interest receivable. Greensaver Corporation is a silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China.  The Company is in reorganization under the local Chinese laws. And the status of the relationship with Greensaver Corporation as of June 30, 2013 is as follows:

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

For three months ended June 30, 2013 and 2012, there were no hardware sales.

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

The Company’s CIS software is standalone, and for the period of three months ended June 30, 2013 and 2012, there were no software sales revenue.

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

For the three months period of April 1 to June 30, 2013, and 2012, there’s total of $ 81,824 and $ 82,823, operating expenses respectively; and $ 1,037,551 for the cumulative period February 19, 2008 to June 30, 2013. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees.  For the three months ended June 30, 2013 and 2012, the Company incurred $45,555 and $47,404 professional fee respectively; and $ 421,920 for the cumulative period February 19, 2008 to June 30, 2013.

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

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2014 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai.  For the three months ended June 30, 2013 and 2012, there were $1,800 rent expenses incurred for both periods.

The second lease is the office space for China’s subsidiary in Beijing. The lease term runs from July 1, 2009 through March 25, 2013 and required a RMB 17,552 monthly lease payment. For the three months ended June 30, 2013 and 2012, there was USD $ 11,415 and $ 9,574 rent expenses incurred correspondingly.

Therefore, there was total of $ 13,215 and $11,374 rent expenses for the three months end June 30, 2013 and 2012.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2013, total 20,400,000 shares were issued to officers and directors were not changed.  And the total outstanding shares were 38,204,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors (Continue)

Name	Title	Share QTY	Amount	Date	% of Common Share*

Zhi Yong Li	Chairman	10,000,000	$10,000.00	2/19/2008	26.18%
Wei Wu	President	5,000,000	$5,000.00	2/19/2008	13.09%
Hui Tao Zhou	Director	5,000,000	$5,000.00	2/19/2008	13.09%
Jian Wu Zhang	Director	100,000	$3,000.00	3/31/2008	0.26%
Ming Liu	Director	100,000	$3,000.00	3/31/2008	0.26%
Hong Tao Bai	Vice-President	100,000	$3,000.00	3/31/2008	0.26%
Nan Su	CTO	100,000	$3,000.00	3/31/2008	0.26%
Simon Bai	CFO			-	0.00%
Total		20,400,000	$32,000.00		53.40%

* The percentage was based on the total outstanding shares of 38,204,000 as of June 30, 2013.

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

As of June 30, 2013, the balance of loan from Shareholder is $6,586.  The loans would be repaid as request without interest.

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

As of June 30, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 11,292, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

For the three months ended June 30, 2013 and 2012, there was no cost of goods sold incurred.

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

There was no share issued in year 2012 and six months ended June 30, 2013.

Therefore, as of June 30, 2013, the total outstanding common shares were 38,204,000.

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

As of June 30, 2013, total stock subscription receivable on balance sheet is $0.00.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $42,340 and $41,992 for three months ended June 30, 2013 and 2012 and a cumulative operating loss of $ 649,605 for the period February 19, 2008 (inception) through June 30, 2013. The Company is considered to be a development stage company.

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

Exhibit A:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	February 19, 2008 (Date of Inception) Through
	June 30	June 30	June 30	June 30	June 30
	2013	2012	2013	2012	2013
Expense
Bank Service Charges	240	435	111	217	3,559
Dues & Subscriptions	-	-	-	-	110
License & Registration	399	-	-	-	12,743
Meals and Entertainment	-	1,820	-	-	14,811
Computer and Internet Expenses	312	-	154	-	557
Meeting & Conference	-	-	-	-	3,857
Vehicle and Vessel Usage Tax	-	-	-	-	74
Telephone Expense	-	-	-	-	1,213
Office Supplies	9,968	2,321	44	362	41,006
Utilities	826	2,371	244	1,069	11,610
Auto	451	5,665	-	1,127	14,821
Depreciation	7,688	4,862	3,844	2,482	29,350
Employees Welfare Expense	-	923	-	462	1,385
Gift and promotion Expense	1,758	5,173	-	-	6,932
Insurance	4,157	1,606	1,866	1,083	14,346
Bank interest	-	31	-	-	31
Purchase of Bank Note	-	-	-	-	15
Small tools and equipment	-	150	-	-	150
Supplies	-	-	-	-	1,307
Administration Expense	225	-	-	-	298
Postage	77	825	77	23	1,980
Payroll Expenses	34,928	31,486	16,467	16,343	201,878
Professional Fees	44,855	59,272	45,555	47,404	421,920
Rent Expense	24,588	21,274	13,215	11,374	177,739
Tax-China Operation	-	-	-	-	11,466
Travel Expense
Air Tickets	-	2,549	-	877	41,857
Lodging & Hotel	1,085	1,865	247	-	12,635
Transportation expenses	-	639	-	-	8,283
Visa Application Fee	-	-	-	-	133
others	-	-	-	-	1,485
Travel Expense	1,085	5,053	247	877	64,393
Total Expense	131,557	143,265	81,824	82,823	1,037,551

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

Overview

Existing Business

Our business is the sale of hardware and software and the customization of clinical information system software for medical clinics and hospitals in China and throughout Asia. We have been developing our infrastructure to begin marketing clinical information system software and hardware. We have generated no hardware sales revenues for the six months period ended June 30, 2013, and cumulative revenue of $228,858 from date of inception February 19, 2008 to June 30, 2013. There were no software sales revenues generated as of June 30, 2013.

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

We signed a six-year software distribution agreement with Beijing Chaoran on March 1, 2009. Under the terms of the agreement Beijing Chaoran authorizes Hyperera to be its exclusive sales and service agent for surgery anesthesia clinic management software and ICU management system product lines. The product lines shall include the products that Beijing Chaoran developed before the agreement signed and the products that will be developed by Beijing Chaoran during the term of the agreement. Beijing Chaoran is the exclusive supplier of the products Hyperera sells. The purchase price Hyperera will pay for all products subject to this agreement will be comparable to what Hyperera would have paid a non-related party in arm’s-length transactions. Specifically, the selling price for Beijing Chaoran is determined by total actual cost of direct materials (hardware), direct labor, and allocated overhead, plus 5-10% of Beijing Chaoran’s total purchase cost if Beijing Chaoran resells to Hyperera.

Our operations depend heavily on the continuation of our distribution agreement with Beijing Chaoran. The agreement with Beijing Chaoran was originally for a term of three years commencing March 1, 2009, subject to earlier termination upon terms described in the Agreement.  We have orally agreed to extend the Agreement for three additional years upon the same terms and conditions.  Although we believe such events are not likely, if they were to occur, we may not be able to find alternative suppliers if the agreement is terminated or not renewed which could reduce our revenues or cause us to cease operations.

We have continued to encounter difficulties in marketing this product but our efforts are continuing. We have been involved in discussions with a large multi-national healthcare firm to secure their cooperation in our marketing efforts, but we do not now have and may never in the future have any agreement, commitment or understanding with them.

Future Wastewater Treatment Business

We are continuing to evaluate a new line of business: A project to purify the wastewater from varieties industries, such as biochemical, aquaculture and food processing and brewing. However, in the first stage, we will focus on pesticide wastewater processing. Although we have held discussions with potential clients, we have no contracts, agreements or commitments to sell any equipment or provide any services in this line of business as of the date of this Report.  Our current thinking is that we may decide to discontinue pursuing this line of business in the near future because we don’t think it may be viable for us to proceed.  We have yet to make a decision on this matter however and cannot predict when, if ever, we will do so.

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

Results of Operations

For the three months ended June 30, 2013 vs. June 30, 2012.

Revenue

For the three months ended June 30, 2013 and 2012, the Company had $0.00 revenue for hardware sales respectively.

For the three months ended June 30, 2013, and 2012, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the three months ended June 30, 2013 and 2012, the Company incurred zero cost of goods sold.

For the three months ended June 30, 2013, and 2012, there was no software cost of goods sold incurred.

Expense

For the three months ended June 30, 2013, the Company incurred selling, general and administrative expenses, and depreciation expense of $ 81,824.  The primary expenses were professional fee of $ 45,555, rental expense of $13,215; and payroll expense of $16,467.

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

Income Taxes

There were no income taxes.

Net Loss

For three months ended June 30, 2013, the Company had net loss of $42,340; for three months ended June 30, 2012, the Company incurred net loss of $ 41,992. At June 30, 2013, the Company had accumulated net loss of $ 649,605 for cumulative period from February 19, 2008 (Date of Inception) through June 30, 2013.

For the six months ended June 30, 2013 vs. June 30, 2012.

Revenue

For the six months ended June 30, 2013 and 2012, the Company had $0.00 revenue for hardware sales respectively.

For the six months ended June 30, 2013, and 2012, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran.  For the six months ended June 30, 2013 and 2012, the Company incurred zero cost of goods sold.

For the six months ended June 30, 2013, and 2012, there was no software cost of goods sold incurred.

Expense

For the six months ended June 30, 2013, the Company incurred selling, general and administrative expenses, and depreciation expense of $131,557. The primary expenses were professional fees of $ 44,855, rental expense of $24,588; and payroll expense of $34,928.

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

Income Taxes

There were no income taxes.

Net Loss

For six months ended June 30, 2013, the Company had net loss of $ 53,593; for six months ended June 30, 2012, the Company incurred net loss of $ 61,591. At June 30, 2013, the Company had accumulated net loss of $ 649,605 for cumulative period from February 19, 2008 (Date of Inception) through June 30, 2013.

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

On April 15, 2012, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with Greensaver Corporation, to advance a loan amount of $1,538,462 [10,000,000 RMB] at an annual interest rate of 10%. The loan agreement was amended on March 2013 to provide for a monthly payment of $80,645 starting July 1, 2013 and continuing until the loan is paid off by July 2015. Due to the reorganization of the Greensaver Corporation, the risk of default for our loan to Greensaver is high. If the loan is at default by Greensaver, our Company may have going concern. In fact the default occurred and the loan had to be restructured again. See Loans to Greensaver Corporation below and Exhibit 10.1 to this Form 10-Q.

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2011 to supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $3,127. The repayment terms were upon demand as request by the Company.

From January to June 30, 2012, the Company advanced additional short-term loans of $747,500 to supplier, Beijing Chaoran. The interest rate was estimated at annual rate of 3%, the accrued interest receivables were $9,273.

On April 15, 2012, Beijing Chaoran repaid the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with unrelated party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.

As of December 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $5,873 the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

As of March 31, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 11,292, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

Loans to Greensaver Corporation

On April 15, 2012, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with unrelated party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%.  The loan agreement was amended on March 2013 as follows:

The status of our relationship with Greensaver Corporation as of June 30, 2013 is as follows:

(1)	The loan agreement was amended and extended to July 31, 2015;
(2)	Hyperera is no longer to pursue a joint venture with Greensaver Corporation ;
(3)
Because Greensaver is incapable to repay the loan, the loan amount plus interest was paid only once at January 2013 for total RMB 500,000 by Greensaver as of today. The loan agreement was amended on March 2013 to provide for a monthly payment of $80,645 starting July 1, 2013 and continuing until the loan is paid off by July 2015.

It has been subsequently amended as follows:

We were just advised that since Greensaver is still under organize, they cannot on schedule provide a monthly payment of $80,645 starting July 1. The English translation of the Chinese amendment to our agreement is filed as an exhibit to the Form 10-Q:

Our company (Greensaver Corporation) has pay back 500,000.00(RMB) on Dec. 31 2012. Due to the company under funding organization we have to post our pay back plan. We promise:

Pay back 500,000(RMB) due on Dec. 31 2013
Pay Back 500,000(RMB) due on Mar. 30 2014
Pay back 500,000(RMB) due on May 30 2014
Pay back 500,000(RMB) due on Sep. 30 2014
Pay Back 1,500,000(RMB) due on Dec.31 2014
Pay back 1,500,000(RMB) due on Feb. 28 2015

Greensaver Corp.
(Seal)

Liquidity and Capital Resources

	At June 30	At June 30	At December 31
	2013	2012	2012

Current Ratio*	10.63	6.74	29.75
Cash	$100,930	$213,873	$34,896
Working Capital***	$1,740,795	$1,705,884	$1,788,205
Total Assets	$1,945,050	$2,262,285	$1,877,954
Total Liabilities	$182,984	$308,331	$63,118

Total Equity	$1,762,066	$1,953,953	$1,814,836

Total Debt/Equity**	0.10	0.16	0.03

*Current Ratio = Current Assets /Current Liabilities
** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.
*** Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $ 100,930 at June 30, 2013 and the working capital of $ 1,740,795, and cash and cash equivalent of $34,896 at December 31, 2012 and the working capital of $1,788,205.

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

Shareholder’s Equity

The Company had total equity of $ 1,953,953 and $ 1,910,984 at June 30, 2013 and 2012, and $ 2,015,544 at December 31, 2012 respectively.

On February 19, 2008, the Company issued 20,000,000 shares to six founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou at $0.001 per share or $20,000 for initial capital (stock subscription receivable). On September 30, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable). On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable). On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $ 0.03 per share, and the total proceeds of $36,000 were received.

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000. On June 30, 2012, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000. At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000. At June 30, 2012, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of June 30, 2012.

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

No additional shares were issued in 2012 or six months ended June 30, 2013.

Therefore, as of June 30, 2013, the total outstanding common shares were 38,204,000. CONFIRM

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Document Description

10.1	Amendment to Greensaver Agreement [English Translation]

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	AUGUST 19, 2013	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	AUGUST 19, 2013

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	AUGUST 19, 2013
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Amendment to Greensaver Agreement [English Translation]

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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