Form 10-Q
period 2013-09-30
HYPERERA INC
filed 2013-11-19
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 19, 2013 there were 40,104,000 shares issued and outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERERA, INC.

(A Development Stage Enterprise)

 Financial Statements
(Unaudited)

As of September 30, 2013

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$268,444	$34,896
Total Current Assets	$268,444	$34,896

Other current assets:
Prepaid Expenses	$5,437	$13
Loans to related supplier	183,707	5,873
Total Other Current Assets	$189,144	$5,886

Fixed assets:
Furniture & Equipment, Net	$30,752	$26,631
Total Fixed Assets	$30,752	$26,631

Other assets:
Accrued interest	312,573	272,079
Loans to Greensaver Corp	1,538,462	1,538,462
Total Other Assets	$1,851,035	$1,810,541

TOTAL ASSETS	$2,339,375	$1,877,954

LIABILITIES & EQUITY
Current liabilities:
Account payable	$27,800	$28,200
Loan from shareholders	20,485	32,753
Loan from others	237,655	2,165
Payroll liabilities	751	-
Total current liabilities	$286,691	$63,118

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
40,104,000 shares issued and outstanding.	$40,104	$38,204
Paid-in capital	2,722,464	2,344,364
Deficit accumulated during the development stage	(738,960)	(596,012)
Accumulated other comprehensive income (loss)	29,076	28,280
Total stockholders' equity	$2,052,684	$1,814,836
TOTAL LIABILITIES & EQUITY	$2,339,375	$1,877,954

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30	Cumulative from February 19, 2008 (Date of Inception) Through September 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$228,858
Cost of Goods Sold	-	-	-	-	207,998
Gross Profit	$-	$-	$-	$-	$20,860
Operating expenses:
Selling, general and administrative expenses	124,506	146,756	248,379	285,160	1,132,707
Depreciation and amortization expenses	4,385	3,783	12,073	8,644	33,735
Total Operating Expenses	$128,891	$150,539	$260,452	$293,804	$1,166,442

Operating Loss	$(128,891)	$(150,539)	$(260,452)	$(293,804)	$(1,145,582)

Investment income, net	$39,536	$38,706	$117,504	$120,382	$406,888
Interest Expense, net	-	-	-	2	266
Loss before income taxes	(89,355)	(111,833)	(142,948)	(173,424)	(738,960)
Loss tax expense	-	-	-	-	-
Net Loss	$(89,355)	$(111,833)	$(142,948)	$(173,424)	$(738,960)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(27)	-	796	-	29,076
Other comprehensive loss	$(27)	$-	$796	$-	$29,076
Comprehensive Loss	$(89,382)	$(111,833)	$(142,152)	$(173,424)	$(709,884)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through September 30, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Issuance of common stocks
to shareholders @0.2 per
share on January 1, 2011	50,000	$50	$9,950			$10,000

Issuance of common stocks
to shareholders @0.2153 per
share on March 31, 2011	1,660,000	$1,660	$355,738			$357,398

Issuance of common stocks
to shareholders @0.30 per
share on May 1, 2011	210,000	$210	$62,790			$63,000

Issuance of common stocks
to shareholders @0.20 per share
on June 30, 2011	200,000	$200	$39,800			$40,000

Issuance of common stocks
to shareholders @0.45 per share
on July 1, 2011	100,000	$100	$44,900			$45,000

Adjustment for Rate Exchange					$6,178	$6,178

Net loss for the period
ended December 31, 2011				$(114,285)		$(114,285)
Balance, December 31, 2011	38,204,000	$38,204	$2,344,364	$-395,763	$28,739	$2,015,544

Adjustment for Rate Exchange					$-459	$-459

Net loss for the period
ended December 31, 2012				$-200,249		$-200,249
Balance, December 31, 2012	38,204,000	$38,204	$2,344,364	$-596,012	$28,280	$1,814,836

Issuance of common stocks
to shareholder @0.2 per share
on July 01, 2013	400,000	$400	$79,600			$80,000

Issuance of common stocks
to shareholders @0.20 per share
on August 30, 2013	1,500,000	$1,500	$298,500			$300,000

Adjustment for Rate Exchange					$796	$796

Net loss for the nine months
period ended September 30, 2013				$(142,948)		$(142,948)
Balance, September 30, 2013	40,104,000	40,104	2,722,464	(738,960)	29,076	2,052,684

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30	Cumulative from February 19, 2008 (Date of Inception) Through September 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net Loss	$(89,355)	$(111,833)	$(142,948)	$(173,424)	$(738,960)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	-	-	20,000
Depreciation	4,385	3,783	12,073	8,644	33,735
Loans Greensaver Corp	-	-	-	-	(1,538,462)
Loans to related supplier	(172,415)	3,822	(177,834)	311,477	(183,707)
Accrued interest receivable	(39,478)	(64,074)	(40,494)	(120,291)	(312,573)
Prepaid Expense	(5,437)	-	(5,437)	-	(5,437)
Account payable	2,100	23,800	(400)	29,200	27,800
Payroll liabilities	(5,391)	(5,803)	764	(5,035)	751
Loans from Others	170,022	-	235,489	-	237,655
Loan from shareholders	13,899	187	(12,268)	4,878	20,485
Net cash provided by operating activities	$(121,670)	$(150,118)	$(131,055)	$55,449	$(2,434,543)

Investing Activities:
Purchase Furniture & Equipment	(13,866)	-	(16,193)	(5,291)	(64,487)
Net cash provided by investing activities	$(13,866)	$-	$(16,193)	$(5,291)	$(64,487)

Financing Activities:
Proceeds from issuance of common stock	380,000	-	380,000	-	2,738,398
Prepaid for stock purchase	(76,923)	-	-	(100,000)	-
Net cash provided by financing activities	$303,077	$-	$380,000	$(100,000)	$2,738,398

Effect of Exchange Rate on Cash	$(27)	$-	$796	$-	$29,076
Net increase (decrease) in cash and cash equivalents	$167,514	$(150,118)	$233,548	$(49,842)	$268,444
Cash and cash equivalents at beginning of the period	$100,930	$213,873	$34,896	$113,597	$-
Cash and cash equivalents at end of the period	$268,444	$63,755	$268,444	$63,755	$268,444

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

At September 30, 2013 for the three months then ended, the financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2013, there was $ 268,444 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets. As of September 30, 2013, total fixed assets were $ 64,487, and accumulated depreciation was $33,735. The net fixed assets were $30,752 in the Company’s balance sheets as of September 30, 2013. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. For the three months period ended September 30, 2013, the company has $ 27 comprehensive loss.

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

Loans to Greensaver Corporation

On April 15, 2011, the Company signed a loan agreement with un-related party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%. As of September 30, 2013, the Company has $301,265 accrued interest receivable. Greensaver Corporation is a silicon battery manufacturer located in 8 North Yangzijinag Rd, Ningbo, Zhejiang, China. The Company is in reorganization under the local Chinese laws. And the status of the relationship with Greensaver Corporation as of September 30, 2013 is as follows:

(1) The loan agreement was amended and extended to December 31, 2015;
(2) Hyperera is no longer pursuing the joint venture with Greensaver Corporation;
(3) Because Greensaver is incapable to repay the loan, the loan amount plus interest was paid only once at January 2013 for total RMB 500,000 by Greensaver as of today. Due to GreenSaver Corp is in reorganization under the local Chinese laws; they have to post the pay back plan as follow.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans to Greensaver Corporation (Continued)

•	Payback RMB 500,000 due on December 31, 2013
•	Payback RMB 500,000 due on March 31, 2014
•	Payback RMB 500,000 due on June 30, 2014
•	Payback RMB 500,000 due on September 30, 2014
•	Payback RMB 1,500,000 due on December 31, 2014
•	Payback RMB 3,000,000 due on June 30, 2015
•	Payback RMB 3,000,000 due on December 31, 2015

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

For three months ended June 30, 2013 and 2012, there were no hardware sales.

(1)	Sales of Software

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

The Company’s CIS software is standalone, and for the period of three months ended September 30, 2013 and 2012, there were no software sales revenue.

(2)	Multiple-element Arrangement for Sales of Hardware, Software and CIS:

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

For the three months period of July 1 to September 30, 2013, and 2012, there’s total of $ 128,891 and $ 150,539, operating expenses respectively; and $ 1,166,442 for the cumulative period February 19, 2008 to September 30, 2013. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees. For the three months ended September 30, 2013 and 2012, the Company incurred $ 5,530 and $ 95,900 professional fee respectively; and $ 427,450 for the cumulative period February 19, 2008 to September 30, 2013.

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2012. There is no income tax for the State of Nevada. Hyperera Technology (Beijing) Co, Ltd, filed annual report to Beijing local tax bureau, and no income tax dues were paid to Chinese government.

Operating Leases

The Company entered into two leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2008 through February 28, 2014 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the three months ended September 30, 2013 and 2012, there were $1,800 rent expenses incurred for both periods.

The second lease is the office space for China’s subsidiary in Beijing, is located at Room 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from July 1, 2009 through March 25, 2013 and required a RMB 17,552 monthly lease payment. For the three months ended September 30, 2013 and 2012, there was USD $ 11,415 and $ 9,573 rent expenses incurred correspondingly.

The third lease is the research and development office space for China’s subsidiary in Beijing, is located at Room 7B, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from August 11, 2013 through August 10, 2014 and required a RMB 19,438 monthly lease payment. For the three months ended September 30, 2013 and 2012, there was USD $ 2,718 and $ 0.00 rent expenses incurred correspondingly.

Therefore, there was total of $ 15,900 and $11,373 rent expenses for the three months end September 30, 2013 and 2012.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2013, total 20,400,000 shares were issued to officers and directors were not changed. And the total outstanding shares were 40,104,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share*
Zhi Yong Li	Chairman	10,000,000	$10,000.00	2/19/2008	24.94%
Wei Wu	President	5,000,000	$5,000.00	2/19/2008	12.47%
Hui Tao Zhou	Director	5,000,000	$5,000.00	2/19/2008	12.47%
Jian Wu Zhang	Director	100,000	$3,000.00	3/31/2008	0.25%
Ming Liu	Director	100,000	$3,000.00	3/31/2008	0.25%
Hong Tao Bai	Vice-President	100,000	$3,000.00	3/31/2008	0.25%
Nan Su	CTO	100,000	$3,000.00	3/31/2008	0.25%
Simon Bai	CFO				0.00%
Total		20,400,000	$32,000.00		50.87%
__________
* The percentage was based on the total outstanding shares of 40,104,000 as of September 30, 2013.

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

As of September 30, 2013, the balance of loan from Shareholder is $ 20,485. The loans would be repaid as request without interest.

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

As of September 30, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 183,707, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continue)

Loans from Others

In order to continually operation and survive the business, the Company loaned money from shareholders relatives and others.

As of September 30, 2013, the balance of loan from others is $ 237,655. The loans would be repaid as request without interest.

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

For the three months ended September 30, 2013 and 2012, there was no cost of goods sold incurred.

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

There was no share issued in year 2012.

On July 1, 2013, additional 400,000 shares were issued to 1 shareholder, Chinese citizens, at $ 0.20 per share for $ 80,000.

On August 30, 2013, additional 1,500,000 shares were issued to 2 shareholders, Chinese citizens, at $ 0.20 per share for $ 300,000.

Therefore, as of September 30, 2013, the total outstanding common shares were 40,104,000.

Stock Subscription Receivable

At February 19, 2008, the Company had receivables from its four founding stockholders aggregating $20,000 for the purchase of their Company common stock.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Subscription Receivable (Continued)

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

As of September 30, 2013, total stock subscription receivable on balance sheet is $0.00.

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 89,355 and $ 111,833 for three months ended September 30, 2013 and 2012 and a cumulative operating loss of $ 738,960 for the period February 19, 2008 (inception) through September 30, 2013. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s short-term loans to GreenSaver Corp. of $1,538,462 raised substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows immediately, such borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern immediately. The Company amended the loan agreement with new management of the Greensaver Corp and new management of Greensaver Corp will start paying the principal and interest to the Company over the next 3 years, the loan balance will be paid off by July 31, 2015. Due to GreenSaver Corp is in reorganization under the local Chinese laws; there may be uncertainty about the Greesaver Corp. The risk of the loan default is significant high. If the loan is in default, then the Company may be required to cease or curtail its operation immediately.

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

Exhibit A

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30	Cumulative from February 19, 2008 (Date of Inception) Through September 30,
	2013	2012	2013	2012	2013
Expense
Bank Service Charges	416	338	654	773	3,975
Dues & Subscriptions	-	-	-	-	110
License & Registration	2,620	-	3,019	-	15,363
Meals and Entertainment	9,344	-	9,344	1,820	24,155
Computer and Internet Expenses	115	91	428	91	672
Meeting & Conference	14,654	-	14,654	-	18,511
Vehicle and Vessel Usage Tax	-	-	-	-	74
Telephone Expense	252	-	252	-	1,465
Office Supplies	3,391	138	13,359	2,458	44,397
Utilities	536	694	1,362	3,064	12,146
Auto	10,952	-	11,402	5,665	25,773
Depreciation	4,385	3,783	12,073	8,644	33,735
Employees Welfare Expense	1,269	461	1,269	1,385	2,654
Gift and promotion Expense	-	-	1,758	5,173	6,932
Insurance	4,733	1,428	8,890	3,034	19,079
Bank interest	-	-	5	31	31
Purchase of Bank Note	-	-	-	-	15
Small tools and equipment	-	-	-	150	150
Supplies	-	-	-	-	1,307
Administration Expense	-	-	225	-	298
Postage	399	-	476	825	2,379
Payroll Expenses	43,848	18,338	78,776	49,823	245,726
Professional Fees	5,530	95,900	50,386	155,172	427,450
Rent Expense
Rent Expense - China Subsidiary	14,133	9,573	35,121	27,248	153,472
Rent Expense - US Corporation	1,800	1,800	5,400	5,400	40,200
Rent Expense	15,933	11,373	40,521	32,648	193,672
Tax-China Operation	-	10,166	-	10,166	11,466
Travel Expense	10,513	7,829	11,598	12,882	74,906
Total Expense	128,891	150,539	260,452	293,804	1,166,442

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

Overview

Existing Business

Our business is the sale of hardware and software and the customization of clinical information system software for medical clinics and hospitals in China and throughout Asia. We have been developing our infrastructure to begin marketing clinical information system software and hardware. We have generated no hardware sales revenues for the six months period ended September 30, 2013, and cumulative revenue of $228,858 from date of inception February 19, 2008 to September 30, 2013. There were no software sales revenues generated as of September 30, 2013.

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

We have continued to encounter difficulties in marketing this product but our efforts are continuing. We’ve hired another 6 employees and rent a new office to continue the project of the sale of hardware and software and the customization of clinical information system software for medical clinics and hospitals. We are planning to sell the software of Mobile Nurse Station, Mobile Healthcare and Impatient System in China and sell relevant equipment relating to the above systems. The research and development is completed however we have made no sales and no assurance can be given if or when we would make sales.

Future Wastewater Treatment Business

We are continuing to evaluate a new line of business: A project to purify the wastewater from varieties industries, such as biochemical, aquaculture and food processing and brewing. However, in the first stage, we will focus on pesticide wastewater processing. Although we have held discussions with potential clients, we have no contracts, agreements or commitments to sell any equipment or provide any services in this line of business as of the date of this Report. Our current thinking is that we may decide to discontinue pursuing this line of business in the near future because we don’t think it may be viable for us to proceed. We have yet to make a decision on this matter however and cannot predict when, if ever, we will do so. However, we have set the end of the year as a temporary deadline as to whether or not to proceed with this project.

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

Results of Operations

For the three months ended September 30, 2013 vs. September 30, 2012.

Revenue

For the three months ended September 30, 2013 and 2012, the Company had $0.00 revenue for hardware sales respectively.

For the three months ended September 30, 2013, and 2012, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran. For the three months ended September 30, 2013 and 2012, the Company incurred zero cost of goods sold.

For the three months ended September 30, 2013, and 2012, there was no software cost of goods sold incurred.

Expense

For the three months ended September 30, 2013, the Company incurred selling, general and administrative expenses, and depreciation expense of $ 128,891. The primary expenses were professional fee of $ 5,530, rental expense of $15,933; travel expense of $ 10,513, Auto expense of $ 10,952, and payroll expense of $43,848.

For the three months ended September 30, 2012, the Company incurred selling, general and administrative expenses and depreciation expense of $ 150,539.

The Company is still development stage enterprise and need to secure financing activities to survive the business. And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products. Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For three months ended September 30, 2013, the Company had net loss of $89,355; for three months ended September 30, 2012, the Company incurred net loss of $ 111,833. At September 30, 2013, the Company had accumulated net loss of $ 738,960 for cumulative period from February 19, 2008 (Date of Inception) through September 30, 2013.

For the nine months ended September 30, 2013 vs. September 30, 2012.

Revenue

For the nine months ended September 30, 2013 and 2012, the Company had $0.00 revenue for hardware sales respectively.

For the nine months ended September 30, 2013, and 2012, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran. For the nine months ended September 30, 2013 and 2012, the Company incurred zero cost of goods sold.

For the nine months ended September 30, 2013, and 2012, there was no software cost of goods sold incurred.

Expense

For the nine months ended September 30, 2013, the Company incurred selling, general and administrative expenses, and depreciation expense of $260,452. The primary expenses were professional fees of $ 50,386, rental expense of $40,521, travel expense of $ 11,598, Auto expense of $ 11,402; and payroll expense of $78,776.

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

Income Taxes

There were no income taxes.

Net Loss

For nine months ended September 30, 2013, the Company had net loss of $ 142,948; for nine months ended September 30, 2012, the Company incurred net loss of $ 173,424. At September 30, 2013, the Company had accumulated net loss of $ 738,960 for cumulative period from February 19, 2008 (Date of Inception) through September 30, 2013.

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

See discussion of “Loans to Greensaver Corporation” below for a more complete discussion of the current status of this matter.

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2011 to supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $3,127. The repayment terms were upon demand as request by the Company.

From January to September 30, 2012, the Company advanced additional short-term loans of $747,500 to supplier, Beijing Chaoran. The interest rate was estimated at annual rate of 3%, the accrued interest receivables were $9,273.

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

As of September 30, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 183,707, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

Loans to Greensaver Corporation

On April 15, 2012, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with unrelated party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%. The loan agreement was amended on March 2013 as follows:

The status of our relationship with Greensaver Corporation as of September 30, 2013 is as follows:

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

It has been subsequently amended as follows:

We were just advised that since Greensaver is still under organize, they cannot on schedule provide a monthly payment of $80,645 starting July 1. The English translation of the Chinese amendment to our agreement was filed as an exhibit to the Form 10-Q for the period ended June 30, 2013:

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
Pay back 500,000(RMB) due on May 30 2014
Pay back 500,000(RMB) due on Sep. 30 2014
Pay Back 1,500,000(RMB) due on Dec.31 2014
Pay back 1,500,000(RMB) due on Feb. 28 2015

Greensaver Corp.
(Seal)

The Company has been involved in on-going discussions concerning this matter and if the Company has signed anything binding which changes or modifies the foregoing, it will file an amended Form 10-Q or a Form 8-K concerning such matter.

Liquidity and Capital Resources

	At September 30	At September 30	At December 31
	2013	2012	2012

Current Ratio*	8.16	46.20	29.75
Cash	$268,444	$63,755	$34,896
Working Capital***	$180,897	$1,811,706	$1,788,205
Total Assets	$2,339,375	$1,887,097	$1,877,954
Total Liabilities	$286,691	$44,977	$63,118

Total Equity	$2,052,684	$1,842,120	$1,814,836

Total Debt/Equity**	0.14	0.02	0.03
__________
*Current Ratio = Current Assets /Current Liabilities
** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.
*** Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $ 268,444 at September 30, 2013 and the working capital of $ 180,897, and cash and cash equivalent of $ 63,755 at December 31, 2012 and the working capital of $1,811,706.

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

Shareholder’s Equity

The Company had total equity of $ 2,052,684 and $ 1,842,120 at September 30, 2013 and 2012, and $ 1,814,836 at December 31, 2012 respectively.

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000. On September 30, 2012, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000. At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000. At September 30, 2012, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of September 30, 2012.

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

There was no share issued in year 2012.

On July 1, 2013, additional 400,000 shares were issued to 1 shareholder, Chinese citizens, at $ 0.20 per share for $ 80,000.

On August 30, 2013, additional 1,500,000 shares were issued to 2 shareholders, Chinese citizens, at $ 0.20 per share for $ 300,000.

Therefore, as of September 30, 2013, the total outstanding common shares were 40,104,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2013, additional 400,000 shares were issued to 1 shareholder, Chinese citizens, at $ 0.20 per share for $ 80,000. On August 30, 2013, additional 1,500,000 shares were issued to 2 shareholders, Chinese citizens, at $ 0.20 per share for $ 300,000.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

o	None of these issuances involved underwriters, underwriting discounts or commissions;
o	We placed Regulation S required restrictive legends on all certificates issued;
o	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
o	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, we provided the following to the investor:

o	Access to all our books and records.
o	Access to all material contracts and documents relating to our operations.
o	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

There were no registered shares sold and no proceeds received from the sale of any registered shares.

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	November 19, 2013	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	November 19, 2013

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	November 19, 2013
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
________________
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