Form 10-K
period 2013-12-31
HYPERERA INC
filed 2014-04-14
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2013) was approximately $2,136 (based on 17,804,000 shares of common stock outstanding held by non-affiliates and a price of $.12 per share on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2013 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 40,104,000 shares as of March 31, 2014.

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

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable. You should also be aware of other specific risks as described herein.

PART I

Item 1. Description of Business.

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

We sell, install, and customize the following Clinical Information System:

●	Surgery Anesthesia Clinic Management Software and Intensive Care Unit, or ICU, Management System

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

The total hardware sales were $228,858 for cumulative period from February 19, 2008 (Date of Inception) through December 31, 2013, and there was no CIS software sold and installed as of December 31, 2013 and 2011.

In February 2014, Hyperera and Sichuan Province Information Institute of Medicine (Sichuan Province Health Information Center) reached an agreement on the collaborative development of Deyang regional health information platform (research) project (“Deyang RHIE Project”). It is a research agreement, which no profit results. But the test results and modules from this project will be helpful to the potential cooperation in RHIE.

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

Operations – 7
Management – 1
Sales –4
Other [Software Engineer] –5

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

Item 2. Description of Property.

We rent the following properties:

Hyperera Technology (Beijing) Co., Ltd. (started on July 3, 2009)

☐	Address: City/State/Zip: is located at No. 17 Dongsanhuan Routh Rd., Kingwing Tower, Suite 11A, Block B, Chaoyang District, Beijing, China 100021
☐	Number of Square Feet: 1200 Square Feet
☐	Name of Landlord: Beijing Kingwing Tower Real Estate Management Co., Ltd.
☐	Term of Lease: One Year, renwed (from March , 2013 to March 25, 2015)
☐	Monthly Rental: RMB24,731.76
☐	Adequate for current needs: √ Yes

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

Hyperera, Inc.

☐	Address: City/State/Zip: is located at 2316 S. Wentworth Ave, Chicago, IL 60616
☐	Number of Square Feet: 350 Square Feet
☐	Name of Landlord: Simon Bai
☐	Term of Lease: Three year from March 1, 2012 to Feb 28, 2014 (renewed for two additional years)
☐	Monthly Rental: $600.00

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

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “HYRR.”
(HYRR was effective in July 2010)

	Bid Information*
Financial Quarter Ended	High Bid	Low Bid
December 31, 2013	1.00	0.30
September 30, 2013	0.06	0.02
June 30, 2013	0.12	0.12
March 31, 2013	0.50	0.25
December 31, 2012	0.50	0.25
September 30, 2012	0.50	0.15
June 30, 2012	0.60	0.20
March 31, 2012	0.50	0.25
________________
*	The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Item 6. SelectedConsolidated Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include specifically the risk that the Greensaver loan as described below in “Loans to Greensaver Corporation” may not be repaid in whole or in part as further described in this subsection and related opinion and additional information from China counsel filed as an exhibit to this Registration Statement as well as general risks from matters such as international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Existing Business

Our business is the sale of hardware and software and the customization of clinical information system software for medical clinics and hospitals in China and throughout Asia. We have been developing our infrastructure to begin marketing clinical information system software and hardware. We have generated no hardware sales revenues for the six months period ended December 31, 2013, and cumulative revenue of $228,858 from date of inception February 19, 2008 to December 31, 2013. There were no software sales revenues generated as of December 31, 2013.

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

In February 2014, Hyperera and Sichuan Province Information Institute of Medicine (Sichuan Province Health Information Center) reached an agreement on the collaborative development of Deyang regional health information platform (research) project (“Deyang RHIE Project”). It is a research agreement, which no profit results. But the test results and modules from this project will be helpful to the potential cooperation in RHIE.

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

Results of Operations

For the fiscal year ended December 31, 2013 vs. December 31, 2012.

Revenue

For the fiscal year ended December 31, 2013 and 2012, the Company had $0.00 revenue for hardware sales respectively.

For the fiscal year ended December 31, 2013, and 2012, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran. For the fiscal year ended December 31, 2013 and 2012, the Company incurred zero cost of goods sold.

For the fiscal year ended December 31, 2013, and 2012, there was no software cost of goods sold incurred.

Expense

For the fiscal year ended December 31, 2013, the Company incurred selling, general and administrative expenses, and depreciation expense of $ 415,931. The primary expenses were professional fee of $ 50,812, rental expense of $69,503, office supplies of $ 31,782, meeting and conference of $ 23, 478, travel expense of $ 23,536, auto expense of $ 15,622, and payroll expense of $ 136,437.

For the fiscal year ended December 31, 2012, the Company incurred selling, general and administrative expenses and depreciation expense of $ 358,831.

The Company is still development stage enterprise and need to secure financing activities to survive the business. And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products. Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For fiscal year ended December 31, 2013, the Company had net loss of $ 260,199; for fiscal year ended December 31, 2012, the Company incurred net loss of $ 200,249. At December 31, 2013, the Company had accumulated net loss of $ 856,211 for cumulative period from February 19, 2008 (Date of Inception) through December 31, 2013.

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

From January to December 31, 2012, the Company advanced additional short-term loans of $747,500 to supplier, Beijing Chaoran. The interest rate was estimated at annual rate of 3%, the accrued interest receivables were $9,273.

On April 14, 2012, Beijing Chaoran repaid the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with unrelated party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.

As of December 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $5,873 the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

As of December 31, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 183,707, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

Loans to Greensaver Corporation

On April 14, 2012, the Company through its subsidiary Hyperera Technology (Beijing) Co., Ltd. signed a loan agreement with unrelated party Greensaver Corporation to advance a loan amount of $1,538,462 [10,000,000 RMB] at annual interest rate of 10%. The loan agreement was amended on March 2014 as follows:

The status of our relationship with Greensaver Corporation as of December 31, 2013 is as follows:

(1)	The loan agreement was amended and extended to December 31, 2015;

(2)
Because Greensaver is incapable to repay the loan, the loan amount plus interest was paid only once at January 2013 for total RMB 500,000 by Greensaver as of today. The loan agreement was amended on March 2013 to provide for a monthly payment of $80,645 starting July 1, 2013 and continuing until the loan is paid off by December 31, 2015.

In December 2013, owing to suddenly monetary tightening in China, the state loan was temporarily shelved, Greensaver failed to resume production. In addition, part of the creditor sued it, resulting in funds are not in place on schedule, and Greensaver’s inability to timely repay the company's debt. Based on the above situation, although we could sue for Greensaver, we prefer to receive the loan as many as possible. It has been subsequently amended as follows:

Greensaver Corp. promise:

Pay back ￥50,000 in the second quarter of 2014,
Pay back ￥150,000 in the third quarter of 2014,
Pay back ￥300,000 in the fourth quarter of 2014.
From the beginning of 2015 to repay ￥2.5 million per quarter, by the end of 2015 to repay all principal and interest payable (calculated at an annual rate of 10%)

Greensaver Corp.
(Seal)

[1 Chinese Yuan equals $0.16 US Dollar as of April 13, 2014.]

The Company has been involved in on-going discussions concerning this matter and if the Company has signed anything binding which changes or modifies the foregoing, it will file a Form 8-K concerning such matter.

However, because of the continuing difficulties in collecting on this loan, the Company asked Chinese legal counsel to furnish a legal opinion as to the status of this loan. This opinion has been filed as an exhibit to this Form 10-K along with the Amended Greensaver Agreement. Chinese counsel has consented to the opinion being attached to this Form 10-K in writing and to a discussion of the opinion and subsequent correspondence with the Company’s US legal counsel. In essence, China legal counsel indicates that it is his opinion that the Amendment is valid and lawful and that the Company still has a valid claim to the principal amount of the loan. In a subsequent e-mail to US counsel, China counsel indicated: “Regarding the chance of collection for Hyperera, on the base of present conditions, it is impossible to give a accurate rate of chance of collection. But I can confirm that there is a reasonable likelihood, that Hyperera will have chance to collect part or whole loan on the claim.”

Notwithstanding any of the foregoing, based upon the history of this transaction, the Company urges any investor making an investment decision in the stock of the company to exercise extreme caution if that decision is based in any in in whole or in part, no matter how small the part, on the assumption that the Company will ever collect anything on this loan.

Liquidity and Capital Resources

	At December 31,	At December 31,
	2013	2012

Current Ratio*	1.11	4.96
Cash	$129,009	$34,896
Working Capital***	$28,263	$249,743
Total Assets	$1,846,336	$1,877,954
Total Liabilities	$248,068	$63,118

Total Equity	$1,598,268	$1,814,836

Total Debt/Equity**	0.16	0.03
___________________
*CurrentRatio = Current Assets /Current Liabilities
**Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
***Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $ 129,009 at December 31, 2013 and the working capital of $ 28,263, and cash and cash equivalent of $ 34,896 at December 31, 2012 and the working capital of $249,743.

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

Shareholder’s Equity

The Company had total equity of $ 1,598,268 at December 31, 2013, and $ 1,814,836 at December 31, 2012 respectively

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000. On December 31, 2012, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000. At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000. At December 31, 2012, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of December 31, 2012.

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

Therefore, as of December 31, 2013, the total outstanding common shares were 40,104,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements.

HYPERERA, INC.
(A Development Stage Enterprise)

Audited Financial Statements
As of December 31, 2013, and 2012

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Hyperera, Inc.

We have audited the accompanying consolidated balance sheets of Hyperera, Inc. as of December 31, 2013, 2012, and the related consolidated statements of loss, shareholders’ equity, and cash flows for the year 2013, 2012, and the cumulative period from February 19, 2008 (date of inception ) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperera, Inc. as of December 31, 2013, 2012, and the results of its operations and their cash flows for the year 2013, 2012, and the cumulative period from February 19, 2008 (date of inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E, The Company’s short-term loan to the company Greensaver Corp. raises substantial doubt about Company’s ability to carry out it’s operational business plan and cause significant uncertainty about its cash flows immediately, such borrows or withdraws raises substantial doubt about the Company’s ability to continue as going concern immediately. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate revenue or secure financing, then the Company may be required to cease or curtail its operation immediately.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

April 14, 2014

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$129,009	$34,896
Total Current Assets	$129,009	$34,896
Other current assets:
Prepaid Expenses	$10,328	$13
Loans to related supplier	135,232	5,873
Accrued interest	1,762	272,079
Total Other Current Assets	$147,322	$277,965
Fixed assets:
Furniture & Equipment, Net	$31,543	$26,631
Total Fixed Assets	$31,543	$26,631
Other assets:
Loans to Greensaver Corp	1,538,462	1,538,462
Total Other Current Assets	$1,538,462	$1,538,462
TOTAL ASSETS	$1,846,336	$1,877,954

LIABILITIES & EQUITY
Current liabilities:
Account payable	$1,800	$28,200
Loan from shareholders	3,346	32,753
Loan from others	241,734	2,165
Payroll liabilities	1,188	-
Total current liabilities	$248,068	$63,118

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
40,104,000 shares issued and outstanding.	$40,104	$38,204
Paid-in capital	2,722,464	2,344,364
Deficit accumulated during the development stage	(856,211)	(596,012)
Accumulated other comprehensive income (loss)	(308,089)	28,280
Total stockholders' equity	$1,598,268	$1,814,836
TOTAL LIABILITIES & EQUITY	$1,846,336	$1,877,954

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

	Year Ended	Year Ended	Cumulative from February 19, 2008 (Date of Inception) Through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$-	$-	$228,858
Cost of Goods Sold	-	-	$207,998
Gross Profit	$-	$-	$20,860
Operating expenses:
Research and development	$-	$-	$-
Selling, general and administrative expenses	399,473	346,404	1,283,803
Depreciation and amortization expenses	16,458	12,427	38,121
Total Operating Expenses	$415,931	$358,831	$1,321,924
Operating Loss	$(415,931)	$(358,831)	$(1,301,064)
Investment income, net	$155,732	$158,849	$445,120
Interest Expense, net	$-	$267	$267
Loss before income taxes	$(260,199)	$(200,249)	$(856,211)
Income tax expense	$-	$-	$-
Net loss	$(260,199)	$(200,249)	$(856,211)
			-
Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.02)
Net loss per common share- Diluted	$(0.01)	$(0.01)	$(0.02)

Other comprehensive income (loss), net of tax:
Uncollectible interest receivable write off	(339,726)	-	(339,726)
Foreign currency translation adjustments	3,357	(459)	31,637
Other comprehensive income (loss)	$(336,369)	$(459)	$(308,089)
Comprehensive Income (Loss)	$(596,568)	$(200,708)	$(1,164,300)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through December 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Balance, December 31 30, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Balance, December 31 30, 2011	38,204,000	$38,204	$2,344,364	$(395,763)	$28,739	$2,015,544

Adjustment for Rate Exchange					$(459)	$(459)

Net loss for the period ended December 31, 2012				$(200,249)		$(200,249)

Balance, December 31 30, 2012	38,204,000	$38,204	$2,344,364	$(596,012)	$28,280	$1,814,836

Issuance of common stocks to shareholder @0.2 per share on July 01, 2013	400,000	$400	$79,600			$80,000

Issuance of common stocks to shareholders @0.20 per share on August 30, 2013	1,500,000	$1,500	$298,500			$300,000

Adjustment for Rate Exchange					$3,357	$3,357

Write off Interest Receivable					$(339,726)	$(339,726)

Net loss for the period ended December 31, 2013				$(260,199)		$(260,199)

Balance, December 31 30, 2013	40,104,000	$40,104	$2,722,464	$(856,211)	$(308,089)	$1,598,268

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,	Cumulative from February 19, 2008 (Date of Inception) to December 31,
	2013	2012	2013
Operating Activities:
Net loss	$(260,199)	$(200,249)	$(856,211)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	20,000
Depreciation expense	16,458	12,427	38,120
Accrued interest receivable	270,317	(142,416)	(1,762)
Prepaid expenses	(10,315)	(13)	(10,328)
Account payable	(26,400)	25,200	1,800
Payroll liabilities	1,188	(5,048)	1,188
Loan from others	239,569	2,165	241,734
Loan from shareholders	(29,407)	24,867	3,346
Net cash provided by operating activities	$201,211	$(283,067)	$(557,943)
Investing Activities:
Furniture & Equipment, Net	$(21,370)	$(5,291)	$(69,663)
Net cash provided by investing activities	$(21,370)	$(5,291)	$(69,663)
Financing Activities:
Proceeds from issuance of common stock	$380,000	$-	$2,738,398
Loans Greensaver Corp	-	-	(1,538,462)
Loans to related supplier	(129,359)	310,116	(135,232)
Prepaid for stock purchase	-	(100,000)	-
Net cash provided by financing activities	$250,641	$210,116	$1,064,704

Effect of Exchange Rate on Cash	$3,357	$(459)	$31,637

Uncollectible interest receivable write off	$(339,726)	$-	$(339,726)

Net increase (decrease) in cash and cash equivalents	$94,113	$(78,701)	$129,009
Cash and cash equivalents at beginning of the year	$34,896	$113,597	$-
Cash and cash equivalents aht end of year	$129,009	$34,896	$129,009

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – BUSINESS DESCRIPTION

Hyperera, Inc. (the “Company”), incorporated under the laws of Nevada on February 19, 2008. Hyperera, Inc. operates its business in the U.S. as Hyperera USA, Inc. the Company’ s wholly owned branch located in the State of Illinois and has principal office at 2316 South Wentworth Avenue, Chicago, IL 60616.

In addition to the U.S. operation, the Company had one representative office in China, which was established on April 2, 2008; the representative office was closed effective on July 1, 2009. In order to developing and operating more efficiently, in the mean time, Hyperera, Inc established a subsidiary Hyperera Technology (Beijing) Co, Ltd in China in July 3, 2009 to replace the representative office to conduct and operate the business of trading services, distribution, and marketing of the surgery anesthesia clinic management software and ICU management system software and hardware system in Asia.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013 and 2012, there were$129,009 and $34,896 and cash and cash equivalents respectively.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets. As of December 31, 2013, 2012, the net fixed assets were $31,543 and $26,631 respectively in the Company’s balance sheets. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans to Greensaver Corporation (Continued)

On March 25, 2014, Loan Supplementary Agreement III was signed by Hyperera Technology (Beijing) Co., Ltd. And Greensaver Corporation. Based on the legal opinion of local Chinese law firm, United Law Office, Beijing China, the principal of loan amount of $1,538,462 [10,000,000 RMB] shall be protected by Chinese law but the interest of loan. If there is a lawsuit between Hyperera (Beijing) and Greensaver, in many Chinese court cases based on the legal opinion, the interest of loan shall not be held lawful by Chinese courts. Accordingly, the accumulated interest receivable of $ 339,726 was written off at December 31, 2013.

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

For the fiscal year ended December 31, 2013 and 2012, there were no hardware sales.

For the year 2010, the total hardware sales was $162,840, there was no any software bundle with the hardware sold in 2010.

No hardware sales since 2010.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s CIS software is standalone, and for the fiscal year ended December 31, 2013 and 2012, there were no software sales revenue.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the fiscal year end December 31, 2013 and 2012, there are total of $415,931 and $358,831 operating expenses respectively. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees. For the year ended 2013 and 2012, the Company incurred $50,812 and $183,372 respectively.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into three leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2012 through February 28, 2014 and requires a $ 600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the fiscal year ended December 31, 2013 and 2012, there were $7,200 rent expenses incurred for both years.

The second lease is the administration office space for China’s subsidiary in Beijing located at Room 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from March 25, 2013 through March 24, 2015 and required a RMB 24,731.76 monthly lease payment. The third lease is the development and research, sales and marketing office space for China’s subsidiary in Beijing located at Room 7B, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from August 11, 2013 through August 10, 2014 and required a RMB 19,437.62 monthly lease payment. For the fiscal year ended December 31, 2013, and 2012, there was USD $ 62,303, and $36,822 rent expenses incurred correspondingly for China offices.

Therefore, there was total of $ 69,503, and $ 44,022 rent expenses for the fiscal year ended December 31, 2013 and 2012.

Comprehensive Income (Loss)

The company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging, and the write off of the uncollectible interest receivable. Based on the legal opinion of local Chinese law firm, United Law Office, Beijing China, as Greensaver is in reorganization under the local Chinese laws, If there is a lawsuit between Hyperera (Beijing) and Greensaver, the principal of loan amount of $1,538,462 [10,000,000 RMB] shall be protected by Chinese law but not the interest of loan. Accordingly, the accumulated interest receivable of $339,726 from Greensaver was written off at December 31, 2013.

For the fiscal years ended December 31, 2013, and 2012, the company has $336,369 and $459 comprehensive loss. For the cumulative period from February 19, 2008 to December 31, 2013, the company has accumulated comprehensive loss of $308,089.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2013. There is no income tax for the State of Nevada.

Hyperera Technology (Beijing) Co., Ltd. Filed annual report to Beijing local tax bureau, and no income tax dues were paid to Chinese government.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2013, total 20,400,000 shares were issued to officers and directors were not changed. But, the total outstanding shares were changed to 40,104,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

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

* The percentage was based on the total outstanding shares of 40,104,000 as of December 31, 2013.

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

In year 2013, the Company returned $ 29,407 to the shareholder. As of December 31, 2013, the balance of loan from Shareholder is $3,346. The loans would be repaid as request without interest.

Loans from Others

In order to continually operation and survive the business, the Company loaned money from shareholders relatives and other friends.

As of December 31, 2013, the balance of loan from others is $241,734. The loans would be repaid as request without interest.

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

As of December 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran was $5,873, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3% in year 2012.

As of December 31, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $135,232, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continue)

Cost of Goods Sold (Continue)

Under the terms of the agreement Beijing Chaoran authorizes Hyperera to be its exclusive sales and service agent for suegery anesthesia clinic management software and ICU management system product lines. The product lines shall include the products that Beijing Chaoran developed before the agreement signed and the products that will be developed solely by Beijing Chaoran during the term of the agreement. Beijing Chaoran is the exclusive supplier of the products Hyperera sells. The management of Hyperera, Inc. believes that the purchase price for the system and software from Hyperera will be market price. Hyperera, Inc. and Beijing Chaoran are two totally separated entities, i.e., Hyperera, Inc. is a USA corporation and will fully comply with USA regulations and USA general accepted accounting principles; Beijing Chaoran is a Chinese company and it will comply with Chinese legal systems. Hyperera, Inc. and Beijing Chaoran will operate independently. Beijing Chaoran, as a Chinese local company, will record their software and hardware costs based on the Chinese accounting regulations rulings. But, when Hyperera, Inc. purchases the software and hardware and the services from Beijing Chaoran, Hyperera, Inc. will assume the product and service liabilities with customers, and Hyperera, Inc. record the actual costs paid to Beijing Chaoran as long as the products or services been delivered to Hyperera, Inc. by Beijing Chaoran.

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

And the prepaid amount of $59,998 became cost of good sold as of December 31, 2009, and the prepaid amount of $148,000 became cost of good sold as of December 31, 2010.

For the fiscal year ended December 31, 2013, and 2012 there was no cost of goods sold incurred.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continue)

There was no share issued in year 2012.

On July 1, 2013, additional 400,000 shares were issued to 1 shareholder, Chinese citizens, at $ 0.20 per share for $80,000.

On August 30, 2013, additional 1,500,000 shares were issued to 2 shareholders, Chinese citizens, at $ 0.20 per share for $300,000.

Therefore, as of December 31, 2013, the total outstanding common shares were 40,104,000.

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 415,931 and $ 358,831 for the fiscal year ended December 31, 2013 and 2012 and a cumulative operating loss of $ 1,301,064 for the period February 19, 2008 (inception) through December 31, 2013. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s loans to GreenSaver Corp. of $1,538,462 raised substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows immediately, such borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern immediately. The Company amended the loan agreement with new management of the Greensaver Corp and new management of Greensaver Corp will start paying the principal and interest to the Company over the next 3 years, the loan balance will be paid off by July 31, 2015 based on the amended loan agreement signed on March 2013. Due to GreenSaver Corp is in reorganization under the Chinese laws, there will be uncertainty about the Greesaver Corp. The risk of the loan in default is significant high. If the loan is in default, then the Company will be required to cease or curtail its operation immediately.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN (Continue)

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

Exhibit A

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative from February 19, 2008 (Date of Inception) to December 31, 2013
Operating Expenses
Automobile Expenses	15,622	5,665	30,066
Administration Expense	225	-	225
Bank Service Charges	889	989	4,253
Computer and Internet Expenses	582	91	826
Depreciation	16,458	12,427	38,120
Employees Welfare Expense	6,620	1,385	8,005
Gift and promotion Expense	1,860	5,173	7,034
Small tools and equipment	-	150	150
Dues and Subscriptions	-	-	110
Insurance Expense	12,925	4,706	23,115
License & Registration	3,019	-	15,363
Meals and Entertainment	12,009	1,820	26,820
Meeting & Conference	23,478	-	27,334
Office Supplies	31,782	2,458	62,821
Research & development expense	3,960	-	3,960
Supplies	-	-	1,307
Payroll Expenses	136,437	68,284	303,387
Postage	559	825	2,536
Professional Fees
Legal Fee	15,300	32,500	108,553
Consulting Fees	-	59,741	102,741
Accounting & Auditing	26,923	26,615	110,443
SEC Filing Fee	6,709	11,568	36,339
Professional Fees - Other	1,880	52,948	69,799
Professional Fees	50,812	183,372	427,876
Rent Expense	69,503	44,022	222,654
Tax-China Office Operation	-	10,166	11,466
Telephone Expense	406	-	1,619
Travel Expense	23,536	13,805	86,844
Utilities	5,249	3,494	16,034
Total Expense	$415,931	$358,831	$1,321,924

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2013, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Zhi Yong Li	51	Chairman of the Board, CEO
Wei Wu	56	Director, President, COO
Simon Bai	55	Chief Financial Officer
Huitao Zhou	63	Director
Hong Tao Bai	39	Vice President
JianWu Zhang	51	Director
Ming Liu	56	Director
Nan Su	41	CTO

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

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),
●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.
●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation.

Summary Compensation Table

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2013 and 2012.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total

Zhi Yong Li	Chairman	2013	0	0	0	0	0	0	0	0
		2012	0	0	0	0	0	0	0	0

Wei Wu	President	2011	0	0	0	0	0	0	0	0
		2012	$5,294.12	0	0	0	0	0	0	$5,294.12

Simon Bai	CFO	2013	0	0	0	0	0	0	0	0
		2012	0	0	0	0	0	0	0	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Zhi Yong Li	0	0	0	0	0	0	0	0	0
Wei Wu	0	0	0	0	0	0	0	0	0
Simon Bai	0	0	0	0	0	0	0	0	0

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

Director Compensation for year ended December 31, 2013

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name	Title	Number of Shares	% of Common Share

Zhi Yong Li	Chairman	10,000,000	24.94%
Wei Wu	President	5,000,000	12.47%
Hui Tao Zhou	Director	5,000,000	12.47%
Jian Wu Zhang	Director	100,000	0.25%
Ming Liu	Director	100,000	0.25%
Hong Tao Bai	Vice-President	100,000	0.25%
Nan Su	CTO	100,000	0.25%
All officers and directors as a group [8 persons]		20,400,000	50.87%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 40,104,000 shares of common stock outstanding as of March 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2013, total 20,400,000 shares were issued to officers and directors were not changed. But, the total outstanding shares were changed to 40,104,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

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

* The percentage was based on the total outstanding shares of 40,104,000 as of December 31, 2013.

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

In year 2013, the Company returned $ 29,407 to the shareholder. As of December 31, 2013, the balance of loan from Shareholder is $3,346. The loans would be repaid as request without interest.

In order to continually operation and survive the business, the Company loaned money from shareholders relatives and other friends.

As of December 31, 2013, the balance of loan from others is $241,734. The loans would be repaid as request without interest.

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

As of December 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran was $5,873, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3% in year 2012.

As of December 31, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $135,232, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2013 and 2012.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2013 and 2012.

	2013	2012

Audit Fees	$20,000	$20,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$20,000	$20,000

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

Item 15. Exhibits.

Exhibit No.	Document Description

5.1	Opinion of China Counsel on Greensaver Transaction

10.1	Loan Modification Agreement, Greensaver Transaction

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Hyperera, Inc., a Nevada corporation

Date: April 14, 2014	By:	/s/ Zhi Yong Li
	Name:	Zhi Yong Li
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Signature	Position	Date

Zhi Yong Li	/s/ Zhi Yong Li	Principal Executive Officer and Director	April 14, 2014

Wei Wu	/s/ Wei Wu	Director, President, COO	April 14, 2014

Simon Bai	/s/ Simon Bai	Principal Financial Officer and Principal Accounting Officer	April 14, 2014

Huitao Zhou	/s/ Huitao Zhou	Director	April 14, 2014

JianWu Zhang	/s/ JianWu Zhang	Director	April 14, 2014

Ming Liu	/s/ Ming Liu	Director	April 14, 2014

EXHIBIT INDEX

Exhibit No.	Document Description

5.1	Opinion of China Counsel on Greensaver Transaction

10.1	Loan Modification Agreement, Greensaver Transaction

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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