Form 10-Q
period 2014-03-31
HYPERERA INC
filed 2014-05-20
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014 there were 40,104,000 shares issued and outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERERA, INC.

(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of March 31, 2014

HYPERERA, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$126,597	$129,009
Total Current Assets	$126,597	$129,009
Other current assets:
Prepaid Expenses	$46,328	$10,328
Loans to related supplier	64,627	135,232
Accrued interest	2,515	1,762
Total Other Current Assets	$113,470	$147,322
Fixed assets:
Furniture & Equipment, Net	$28,492	$31,543
Total Fixed Assets	$28,492	$31,543
Other assets:
Loans to Greensaver Corp	1,538,462	1,538,462
Total Other Assets	$1,538,462	$1,538,462

TOTAL ASSETS	$1,807,021	$1,846,336

LIABILITIES & EQUITY
Current liabilities:
Account payable	$29,000	$1,800
Loan from shareholders	85,910	3,346
Loan from others	241,734	241,734
Payroll liabilities	4,337	1,188
Total current liabilities	$360,981	$248,068

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
40,104,000 shares issued and outstanding.	$40,104	$40,104
Paid-in capital	2,722,464	2,722,464
Deficit accumulated during the development stage	(1,008,066)	(856,211)
Accumulated other comprehensive income (loss)	(308,462)	(308,089)
Total stockholders' equity	$1,446,040	$1,598,268
TOTAL LIABILITIES & EQUITY	$1,807,021	$1,846,336

HYPERERA, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

			Cumulative from
	Three Month Ended	Three Month Ended	February 19, 2008 (Date of Inception) Through
	March 31,	March 31,	March 31,
	2014	2013	2014
Revenues	$-	$-	$228,858
Cost of Goods Sold	-	-	$207,998
Gross Profit	$-	$-	$20,860
Operating expenses:
Research and development	$-	$-	$-
Selling, general and administrative expenses	147,510	46,889	1,431,313
Depreciation and amortization expenses	4,385	3,844	42,506
Total Operating Expenses	$151,895	$50,733	$1,473,819
Operating Loss	$(151,895)	$(50,733)	$(1,452,959)
Investment income, net	$774	$38,480	$445,894
Interest Expense, net	$734	$-	$1,001
Loss before income taxes	$(151,855)	$(12,253)	$(1,008,066)
Income tax expense	$-	$-	$-
Net loss	$(151,855)	$(12,253)	$(1,008,066)
			-
Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.03)

Other comprehensive income (loss), net of tax:
Uncollectible interest receivable write off	-	-	(339,726)
Foreign currency translation adjustments	(373)	823	31,264
Other comprehensive income (loss)	$(373)	$823	$(308,462)
Comprehensive Income (Loss)	$(152,228)	$(11,430)	$(1,316,528)

HYPERERA, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through March 31, 2014

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Balance, December 31, 2011	38,204,000	$38,204	$2,344,364	$(395,763)	$28,739	$2,015,544

Adjustment for Rate Exchange					$(459)	$(459)

Net loss for the period ended December 31, 2012				$(200,249)		$(200,249)

Balance, December 31, 2012	38,204,000	$38,204	$2,344,364	$(596,012)	$28,280	$1,814,836

Issuance of common stocks to shareholder @0.2 per share on July 01, 2013	400,000	$400	$79,600			$80,000

Issuance of common stocks to shareholders @0.20 per share on August 30, 2013	1,500,000	$1,500	$298,500			$300,000

Adjustment for Rate Exchange					$3,357	$3,357

Write off Interest Receivable					$(339,726)	$(339,726)

Net loss for the period ended December 31, 2013				$(260,199)		$(260,199)

Balance, December 31, 2013	40,104,000	$40,104	$2,722,464	$(856,211)	$(308,089)	$1,598,268

Adjustment for Rate Exchange					$(373)	$(373)

Net loss for the period ended March 31, 2014				$(151,855)		$(151,855)

Balance, March 31, 2014	40,104,000	$40,104	$2,722,464	$(1,008,066)	$(308,462)	$1,446,040

HYPERERA, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
	Three Month Ended	Three Month Ended	February 19, 2008 (Date of Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
Operating Activities:
Net loss	$(151,855)	$(12,253)	$(1,008,066)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	4,170
Non-cash portion of share based consulting fee expense	-	-	20,000
Depreciation expense	4,385	3,844	42,505
Accrued interest receivable	(753)	38,462	(2,515)
Prepaid expenses	(36,000)	13	(46,328)
Loan from others	-	13,160	241,734
Account payable	27,200	(27,500)	29,000
Payroll liabilities	3,149	6,154	4,337
Loan from shareholders	82,564	(24,616)	85,910
Net cash provided by operating activities	$(71,310)	$(2,736)	$(629,253)
Investing Activities:
Furniture & Equipment, Net	$(1,334)	$(2,328)	$(70,997)
Net cash provided by investing activities	$(1,334)	$(2,328)	$(70,997)
Financing Activities:
Proceeds from issuance of common stock	$-	$-	$2,738,398
Loans Greensaver Corp	-	-	(1,538,462)
Loans to related supplier	70,605	(3,881)	(64,627)
Prepaid for stock purchase	-	-	-
Net cash provided by financing activities	$70,605	$(3,881)	$1,135,309
Effect of Exchange Rate on Cash	$(373)	$823	$31,264
Uncollectible interest receivable write off	$-	$-	$(339,726)
Net increase (decrease) in cash and cash equivalents	$(2,412)	$(8,122)	$126,597
Cash and cash equivalents at beginning of the period	$129,009	$34,896	$-
Cash and cash equivalents at end of period	$126,597	$26,774	$126,597

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2014 there were $126,597 cash and cash equivalents.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets. As of March 31, 2014, the net fixed assets were $ 28,492 in the Company’s balance sheets. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans to Greensaver Corporation (Continued)

On March 25, 2014, Loan Supplementary Agreement III was signed by Hyperera Technology (Beijing) Co., Ltd. And Greensaver Corporation. Based on the legal opinion of local Chinese law firm, United Law Office, Beijing China, the principal of loan amount of $1,538,462 [10,000,000 RMB] shall be protected by Chinese law but the interest of loan. If there is a lawsuit between Hyperera (Beijing) and Greensaver, in many Chinese court cases based on the legal opinion, the interest of loan shall not be held lawful by Chinese courts. Accordingly, the accumulated interest receivable of $ 339,726 was written off at December 31, 2013, and there’s no interest receivable was record as of March 31, 2014.

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

For the fiscal quarter end March 31, 2014 and 2013, there are total of $ 151,895 and $ 50,733 operating expenses respectively. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees. For the fiscal quarter ended 2014 and 2013, the Company incurred $25,400 and $ 300 respectively.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into three leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2014 through February 28, 2015 and requires a $ 600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the fiscal quarter ended March 31, 2014 and 2013, there were $1,800 rent expenses incurred.

The second lease is the administration office space for China’s subsidiary in Beijing located at Room 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from March 25, 2013 through March 24, 2015 and required a RMB 24,731.76 monthly lease payment. The third lease is the development and research, sales and marketing office space for China’s subsidiary in Beijing located at Room 7B, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from August 11, 2013 through August 10, 2014 and required a RMB 19,437.62 monthly lease payment. For the fiscal quarter ended March 31, 2014, and 2013, there was USD $ 21,372, and $ 9,574 rent expenses incurred correspondingly for China offices.

Therefore, there was total of $ 23,172 and $ 11,374 rent expenses for the fiscal quarter ended March 31, 2014 and 2013.

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

For the fiscal quarter ended March 31, 2014, and 2013, the company has $ 373 comprehensive income and $ 823 comprehensive loss respectively. For the cumulative period from February 19, 2008 to March 31, 2014, the company has accumulated comprehensive loss of $308,462.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2014, total 20,400,000 shares were issued to officers and directors were not changed. But, the total outstanding shares were changed to 40,104,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

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
_____________
* The percentage was based on the total outstanding shares of 40,104,000 as of March 31, 2014.

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

From January to March 31, 2014, Mr. Zhiyong Li advanced additional amount of $ 82,564 to the Company. The loans would be repaid as request without interest. As of March 31, 2014, the balance of loan from Shareholder was $85,910.

Loans from Others

In order to continually operation and survive the business, the Company loaned money from shareholders relatives and other friends.

As of March 31, 2014, the balance of loan from others is $241,734. The loans would be repaid as request without interest.

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

As of December 31, 2012, the balance of loan amount to Related Party Supplier-Beijing Chaoran was $5,873, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3% in year 2012

As of December 31, 2013, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $135,232, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

From January to March 31, 2014, the Company returned $ 70,605 loans to Chaoran. As of March 31, 2014, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 64,627, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

For the fiscal quarter ended March 31, 2014, and 2013 there was zero cost of goods sold incurred.

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

Therefore, as of March 31, 2014, the total outstanding common shares were 40,104,000.

NOTE E – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 151,895 and $ 50,733 for the fiscal quarter ended March 31, 2014 and 2013 and a cumulative operating loss of $ 1,452,959 for the period February 19, 2008 (inception) through March 31, 2014. The Company is considered to be a development stage company.

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

Exhibit A

	Three Month Ended March 31,	Three Month Ended March 31,	Cumulative from February 19, 2008 (Date of Inception) to March 31,
	2014	2013	2014
Operating Expenses
Automobile Expenses	3,495	451	33,561
Administration Expense	-	225	225
Bank Service Charges	139	128	4,392
Computer and Internet Expenses	-	159	826
Depreciation	4,385	3,844	42,505
Employees Welfare Expense	2,669	-	10,674
Gift and promotion Expense	-	1,758	7,034
small tools and equipment	-	-	150
Dues and Subscriptions	-	-	110
Insurance Expense	4,349	2,291	27,464
License & Registration	474	399	15,837
Meals and Entertainment	1,990	-	28,810
Meeting & Conference	7,581	-	34,915
Office Supplies	14,172	9,923	76,994
Research & development expense	-	-	3,960
Supplies	-	-	1,307
Payroll Expenses	54,093	18,461	357,480
Postage	472	-	3,008
Professional Fees
Legal Fee	-	-	108,553
Consulting Fees	-	-	102,741
Accounting & Auditing	25,000	-	135,443
SEC Filing Fee	-	-	36,339
Professional Fees - Other	400	300	70,199
Professional Fees	25,400	300	453,276
Rent Expense
Rent Expense - China Subsidiary	21,372	9,574	199,002
Rent Expense - US Corporation	1,800	1,800	43,800
Rent Expense - Other	-	-	3,024
Rent Expense	23,172	11,374	245,826
Tax-China Office Operation	-	-	11,466
Telephone Expense	-	-	1,619
Travel Expense
Air Tickets	6,605	-	66,240
Visa Application Fee	-	-	133
Transportation expenses	552	-	11,909
Lodging & Hotel	967	838	16,687
Travel Expense	8,124	838	94,968
Utilities	1,379	582	17,413
Total Expense	$151,895	$50,733	$1,473,819

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

Overview

Existing Business

Our business is the sale of hardware and software and the customization of clinical information system software for medical clinics and hospitals in China and throughout Asia. We have been developing our infrastructure to begin marketing clinical information system software and hardware. We have generated no hardware sales revenues for the three months period ended March 31, 2014, and cumulative revenue of $228,858 from date of inception February 19, 2008 to March 31, 2014. There were no software sales revenues generated for the first quarter ended March 31, 2014.

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

We have continued our efforts to develop our business and ultimately generate revenues. Hyperera (Beijing) Technology Ltd. invested significant time and effort to secure a sales agent agreement with Caradigm, and finally secured the agreement in April 2014, which agreement is filed as an exhibit to this Report on Form 10-Q. With this Agreement, the Company can act as Caradigm's sales agent on a non-exclusive basis with respect to sale of certain of their products, primarily the Caradigm Intelligence Platform, in the territory of China. The Agreement is for a term of one year commencing April 19, 2014.

Caradigm has its roots in healthcare and application development, and is focused exclusively on the healthcare IT market. A joint venture of Microsoft and GE Healthcare, Caradigm combines deep expertise in building platforms and ecosystems with complementary experience in clinical and administrative workflow solutions. The Caradigm Intelligence Platform (CIP) aggregates and normalizes clinical and financial data from across the care continuum to support the needs of healthcare organizations. It serves as the basis for a portfolio of software applications and analytics built to improve quality, connect providers, coordinate care and manage risk. Caradigm believes that these solutions help organizations achieve the patient outcomes, operational effectiveness and financial results they require to thrive in a dynamic and competitive healthcare environment.

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

Results of Operations

For the first quarter ended March 31, 2014 vs. March 31, 2013.

Revenue

For the first quarter ended March 31, 2014 and 2013, the Company had $0.00 revenue for hardware sales respectively.

For the first quarter ended March 31, 2014, and 2013, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran. For the first quarter ended March 31, 2014 and 2013, the Company incurred zero cost of goods sold.

For the first quarter ended March 31, 2014, and 2013, there was no software cost of goods sold incurred.

Expense

For the first quarter ended March 31, 2014, the Company incurred selling, general and administrative expenses, and depreciation expense of $ 151,895. The primary expenses were professional fee of $ 25,400, rental expense of $ 23,172, office supplies of $ 14,172, meeting and conference of $ 7,581, travel expense of $ 8,124, and payroll expense of $ 54,093.

For the first quarter ended March 31, 2013, the Company incurred selling, general and administrative expenses and depreciation expense of $ 50,733.

The Company is still development stage enterprise and need to secure financing activities to survive the business. And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products. Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For first quarter ended March 31, 2014, the Company had net loss of $ 151,855; for first quarter ended March 31, 2013, the Company incurred net loss of $ 12,253. At March 31, 2014, the Company had accumulated net loss of $ 1,008,066 for cumulative period from February 19, 2008 (Date of Inception) through March 31, 2014.

Commitments and Contingencies

Our Company is still a development stage enterprise, and we continue to expend our efforts in our marketing to sell our software. However, we have met unanticipated significant market resistance to our software because its current technological stage of development. Further, due to most of our potential customers are state-owned hospitals, we incurred significant difficulty to go through the lengthy governmental approval process. We continue to explore methods to improve our product and remedy this situation and we believe with Hyperera (Beijing) Technology Ltd. investment of significant time and effort to secure a sales agent agreement with Caradigm, and finally securing the agreement in April 2014 demonstrates how we continue to move forward to advance our business despite these difficulties.

We continue to be unable to secure repayment of our significant loan to Greensaver Corporation. See discussion of “Loans to Greensaver Corporation” below for a more complete discussion of the current status of this matter.

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2011 to supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the accrued interest receivables were $3,127. The repayment terms were upon demand as request by the Company.

From January to March 31, 2011 the Company advanced additional short-term loans of $747,500 to supplier, Beijing Chaoran. The interest rate was estimated at annual rate of 3%, the accrued interest receivables were $9,273.

On April 14, 2011, Beijing Chaoran repaid the loan amount of $1,538,462 to the Company; the Company signed a loan agreement with unrelated party Greensaver Corporation to advance loan amount of $1,538,462 at annual interest rate of 10%.

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

From January to March 31, 2014, the Company returned $ 70,605 loans to Chaoran. As of March 31, 2014, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 64,627, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

In December 2013, owing to suddenly monetary tightening in China, the state loan was temporarily shelved, Greensaver failed to resume production. In addition, part of the creditor sued it, resulting in funds are not in place on schedule, and Greensaver’s inability to timely repay the company's debt. Based on the above situation, although we could sue for Greensaver, we prefer to receive the loan repayment without lawsuit. It has been subsequently amended as follows:

Greensaver Corp. promise:

Pay back ￥50,000 in the second quarter of 2014,
Pay back ￥150,000 in the third quarter of 2014,
Pay back ￥300,000 in the fourth quarter of 2014.
From the beginning of 2015 to repay ￥2.5 million per quarter, by the end of 2015 to repay all principal and interest payable (calculated at an annual rate of 10%)

Greensaver Corp.
(Seal)

[1 Chinese Yuan equals $0.16 US Dollar as of May 12, 2014.]

The Company has been involved in on-going discussions concerning this matter and if the Company has signed anything binding which changes or modifies the foregoing, it will file a Form 8-K concerning such matter.

However, because of the continuing difficulties in collecting on this loan, the Company asked Chinese legal counsel to furnish a legal opinion as to the status of this loan. This opinion has been filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2013 along with the Amended Greensaver Agreement. Chinese counsel consented to the opinion being attached to the Form 10-K in writing and to a discussion of the opinion and subsequent correspondence with the Company’s US legal counsel. In essence, China legal counsel indicates that it is his opinion that the Amendment is valid and lawful and that the Company still has a valid claim to the principal amount of the loan. In a subsequent e-mail to US counsel, China counsel indicated: “Regarding the chance of collection for Hyperera, on the base of present conditions, it is impossible to give a accurate rate of chance of collection. But I can confirm that there is a reasonable likelihood, that Hyperera will have chance to collect part or whole loan on the claim.”

Notwithstanding any of the foregoing, based upon the history of this transaction, the Company urges any investor making an investment decision in the stock of the company to exercise extreme caution if that decision is based in any in in whole or in part, no matter how small the part, on the assumption that the Company will ever collect anything on this loan.

Liquidity and Capital Resources

	At March 31,	At December 31,
	2014	2013

Current Ratio*	0.67	1.11
Cash	$126,597	$129,009
Working Capital***	$(120,917)	$28,263
Total Assets	$1,807,021	$1,846,336
Total Liabilities	$360,981	$248,068

Total Equity	$1,446,040	$1,598,268

Total Debt/Equity**	0.25	0.16

*Current Ratio = Current Assets / Current Liabilities
**Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
***Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $126,597 at March 31, 2014 and the negative working capital of $ 120,917, and cash and cash equivalent of $129,009 at December 31, 2013 and the working capital of $ 28,263.

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

 Shareholder’s Equity

The Company had total equity of $ 1,598,268 at March 31, 2014, and $ 1,814,836 at March 31, 2013 respectively

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000. On March 31, 2013, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000. At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000. At March 31, 2013, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of March 31, 2013.

At July 15, 2011 100,000 shares were issued to one shareholder at $0.45 per share, total proceeds of $45,000 were received on July 2011.

There was no share issued in year 2013.

On July 1, 2013, additional 400,000 shares were issued to 1 shareholder, Chinese citizens, at $ 0.20 per share for $ 80,000.

On August 30, 2013, additional 1,500,000 shares were issued to 2 shareholders, Chinese citizens, at $ 0.20 per share for $ 300,000.

Therefore, as of March 31, 2014, the total outstanding common shares were 40,104,000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document Description

10.1	Agreement with Caradigm

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	May 20, 2014	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	May 20, 2014

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	May 20, 2014
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Agreement with Caradigm

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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