Form 10-Q
period 2014-06-30
HYPERERA INC
filed 2014-08-19
CIK 1458868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014 there were 40,104,000 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERERA, INC.

(A Development Stage Enterprise)
 Financial Statements
(Unaudited)

As of June 30, 2014

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$136,944	$129,009
Inventory	5,514	-
Total Current Assets	$142,458	$129,009

Other current assets:
Prepaid Expenses	$50,564	$10,328
Loans to related supplier	72,078	135,232
Accrued interest	3,033	1,762
Total Other Current Assets	$125,675	$147,322

Fixed assets:
Furniture & Equipment, Net	$24,107	$31,543
Total Fixed Assets	$24,107	$31,543

Other assets:
Loans to Greensaver Corp	1,538,462	1,538,462
Total Other Assets	$1,538,462	$1,538,462

TOTAL ASSETS	$1,830,702	$1,846,336

LIABILITIES & EQUITY
Current liabilities:
Account payable	$27,800	$1,800
Loan from shareholders	353,582	3,346
Loan from others	141,712	241,734
Payroll liabilities	1,396	1,188
Total current liabilities	$524,490	$248,068

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 40,104,000 shares issued and outstanding.	$40,104	$40,104
Paid-in capital	2,722,464	2,722,464
Deficit accumulated during the development stage	(1,147,443)	(856,211)
Accumulated other comprehensive income (loss)	(308,913)	(308,089)
Total stockholders' equity	$1,306,212	$1,598,268
TOTAL LIABILITIES & EQUITY	$1,830,702	$1,846,336

HYPERERA, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

					Cumulative from February
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	19, 2008 (Date of Inception)
	June 30,	June 30,	June 30,	June 30,	Through
	2014	2013	2014	2013	June 30, 2014

Revenues	$-	$-	$-	$-	$228,858
Cost of Goods Sold	-	-	-	-	$207,998
Gross Profit	$-	$-	$-	$-	$20,860
Operating expenses:
Research and development	$-	$-	$-	$-	$-
Selling, general and administrative expenses	283,038	123,869	135,524	77,980	1,566,841
Depreciation and amortization expenses	8,770	7,688	4,385	3,844	46,891
Total Operating Expenses	$291,808	$131,557	$139,909	$81,824	$1,613,732
Operating Loss	$(291,808)	$(131,557)	$(139,909)	$(81,824)	$(1,592,872)
Investment income, net	$1,310	$77,964	$536	$39,484	$446,430
Interest Expense, net	$734	$-	$-	$-	$1,001
Loss before income taxes	$(291,232)	$(53,593)	$(139,373)	$(42,340)	$(1,147,443)
Income tax expense	$-	$-	$-	$-	$-
Net loss	$(291,232)	$(53,593)	$(139,373)	$(42,340)	$(1,147,443)
					-
Net loss per common share- Basics	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Net loss per common share- Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Other comprehensive income (loss), net of tax:
Uncollectible interest receivable write off	-	-	-	-	(339,726)
Foreign currency translation adjustments	(824)	823	(451)	-	30,813
Other comprehensive income (loss)	$(824)	$823	$(451)	$-	$(308,913)
Comprehensive Income (Loss)	$(292,056)	$(52,770)	$(139,824)	$(42,340)	$(1,456,356)

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 19, 2008 ( Date of Inception) through June 30, 2014

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Balance, December 31, 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Balance, December 31, 2011	38,204,000	$38,204	$2,344,364	$(395,763)	$28,739	$2,015,544

Adjustment for Rate Exchange					$(459)	$(459)

Net loss for the period ended December 31, 2012				$(200,249)		$(200,249)

Balance, December 31, 2012	38,204,000	$38,204	$2,344,364	$(596,012)	$28,280	$1,814,836

Issuance of common stocks to shareholder @0.2 per share on July 01, 2013	400,000	$400	$79,600			$80,000

Issuance of common stocks to shareholders @0.20 per share on August 30, 2013	1,500,000	$1,500	$298,500			$300,000

Adjustment for Rate Exchange					$3,357	$3,357

Write off Interest Receivable					$(339,726)	$(339,726)

Net loss for the period ended December 31, 2013				$(260,199)		$(260,199)

Balance, December 31, 2013	40,104,000	$40,104	$2,722,464	$(856,211)	$(308,089)	$1,598,268

Adjustment for Rate Exchange					$(824)	$(824)

Net loss for the period ended June 30, 2014				$(291,232)		$(291,232)

Balance, June 30, 2014	40,104,000	$40,104	$2,722,464	$(1,147,443)	$(308,913)	$1,306,212

HYPERERA, INC
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

					Cumulative from February
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	19, 2008 (Date of Inception)
	June 30,	June 30,	June 30,	June 30,	Through
	2014	2013	2014	2013	June 30, 2014
Operating Activities:
Net loss	$(291,232)	$(53,593)	$(139,373)	$(42,340)	$(1,147,443)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-			-	4,170
Non-cash portion of share based consulting fee expense	-			-	20,000
Depreciation expense	8,770	7,688	4,385	3,844	46,891
Inventory	(5,514)		(5,514)		(5,514)
Acurred interest receivable	(1,271)	(1,016)	(518)	(39,478)	(3,033)
Prepaid expenses	(40,236)		(3,298)		(50,564)
Loan from others	(100,022)	65,467	(100,022)	52,308	141,712
Account payable	26,000	(2,500)	(1,200)	26,000	27,800
Payroll liabilities	208	6,155	(2,941)	(12)	1,396
Loan from shareholders	350,236	(26,167)	267,671	(1,551)	353,582
Net cash provided by operating activities	$(53,061)	$(3,966)	$19,190	$(1,229)	$(611,003)
Investing Activities:
Furniture & Equipment, Net	$(1,334)	$(2,327)	$-	$-	$(70,997)
Net cash provided by investing activities	$(1,334)	$(2,327)	$-	$-	$(70,997)
Financing Activities:
Proceeds from issurance of common stock	$-	$-	$-	$-	$2,738,398
Prepaid for stock purchase	-	76,923	-	76,923	-
Loans Greensaver Corp	-	-	-	-	(1,538,462)
Loans to related supplier	63,154	(5,419)	(7,452)	(1,538)	(72,079)
Net cash provided by financing activities	$63,154	$71,504	$(7,452)	$75,385	$1,127,857

Effect of Exchange Rate on Cash	$(824)	$823	$(451)	$-	$30,813
Uncollectible interest receivable write off	$-			$-	$(339,726)

Net increase (decrease) in cash and cash equivalents	$7,935	$66,034	$11,287	$74,156	$136,944
Cash and cash equivalents at beginning of the period	$129,009	$34,896	$126,594	$26,774	$-
Cash and cash equivalents at end of period	$136,944	$100,930	$137,881	$100,930	$136,944

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2014 there were $136,944 cash and cash equivalents.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets. As of June 30, 2014, the net fixed assets were $ 24,107 in the Company’s balance sheets. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans to Greensaver Corporation (Continued)

On March 25, 2014, Loan Supplementary Agreement III was signed by Hyperera Technology (Beijing) Co., Ltd. and Greensaver Corporation. In the supplementary agreement, Greensaver promised to pay back RMB 50,000 in the 2nd quarter of 2014, pay back RMB 150,000 in 3rd quarter of 2014, and pay back RMB 300,000 in the 4th quarter of 2014; then pay back RMB 2.5 million quarterly in year 2014. Based on the legal opinion of local Chinese law firm, United Law Office, Beijing China, the principal of loan amount of $1,538,462 [10,000,000 RMB] shall be protected by Chinese law but the interest of loan. If there is a lawsuit between Hyperera (Beijing) and Greensaver, in many Chinese court cases based on the legal opinion, the interest of loan shall not be held lawful by Chinese courts. Accordingly, the accumulated interest receivable of $ 339,726 was written off at December 31, 2013, and there’s no interest receivable was record and no loan was returned as of June 30, 2014.

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

No hardware sales since 2010.

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

For the fiscal quarter end June 30, 2014 and 2013, there are total of $ 139,909 and $ 81,824 operating expenses respectively.

For the six months period end June 30, 2014 and 2013, there are total of $ 291,808 and $ 131,557 operating expenses respectively. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees.

For the fiscal quarter ended June 30 2014 and 2013, the Company incurred $16,346 and $ 45,555 respectively. For the cumulative period from February 19, 2008 to June 30, 2014, the company has professional fees of $ 469,622.

Operating Leases

The Company entered into three leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2014 through February 28, 2015 and requires a $ 600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the fiscal quarter ended June 30, 2014 and 2013, there were $1,800 rent expenses incurred.

The second lease is the administration office space for China’s subsidiary in Beijing located at Room 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from March 25, 2013 through March 24, 2015 and required a RMB 24,731.76 monthly lease payment. The third lease is the development and research, sales and marketing office space for China’s subsidiary in Beijing located at Room 7B, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from August 11, 2013 through August 10, 2014 and required a RMB 19,437.62 monthly lease payment. For the fiscal quarter ended June 30, 2014, and 2013, there was USD $ 21,372, and $ 11,415 rent expenses incurred correspondingly for China offices.

Therefore, there was total of $ 23,172 and $ 13,215 rent expenses for the fiscal quarter ended June 30, 2014 and 2013.

For the six months period ended June 30, 2014 and 2014, the Company incurred a total of $ 46,344 and $ 24, 588 rent expense respectively.

For the period of February 19 2008 to June 30, 2014, there’s a total of $ 268,998 rent expense was recorded.

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

For the fiscal quarter ended June 30, 2014, and 2013, the company has $ 451 and $ 0.00 comprehensive loss respectively.

For the six months period ended June 30, 2014, and 2013, the company has $ 824 comprehensive loss and $ 823 comprehensive income respectively. For the cumulative period from February 19, 2008 to June 30, 2014, the company has accumulated comprehensive loss of $ 308,913.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2014, total 20,400,000 shares were issued to officers and directors were not changed. But, the total outstanding shares were changed to 40,104,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

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
________________
* The percentage was based on the total outstanding shares of 40,104,000 as of June 30, 2014.

Loans from Others

In order to continually operation and survive the business, the Company loaned money from shareholders relatives and other friends.

As of June 30, 2014, the balance of loan from others is $141,712. The loans would be repaid as request without interest.

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

From January to June 30, 2014, Mr. Zhiyong Li advanced additional amount of $ 350,236 to the Company. The loans would be repaid as request without interest. As of June 30, 2014, the balance of loan from Shareholder was $ 353,582.

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

From January to June, 2014, the Company returned $ 63,154 loans to Chaoran. As of June 30, 2014, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 72,078, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

For the fiscal quarter ended June 30, 2014, and 2013 there was zero cost of goods sold incurred.

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

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

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

There’s no shares issued for the period of September 2013 to June 30, 2014.

Therefore, as of June 30, 2014, the total outstanding common shares were 40,104,000.

NOTE E – SUBSEQUENT EVENT

On August 1, 2014, Greensaver Corporation returned RMB 50,000 to the Company.

NOTE F – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 139,909 and $ 81,824 for the fiscal quarter ended June 30, 2014 and 2013 and a cumulative operating loss of $ 1,592,872 for the period February 19, 2008 (inception) through June 30, 2014. The Company is considered to be a development stage company.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOING CONCERN (Continued)

The Company’s loans to GreenSaver Corp. of $ 1,538,462 raised substantial doubt about it’s ability to carry out it’s operational business plan and cause uncertainty about its cash flows immediately, such borrows or withdraws may raise substantial doubt about the Company’s ability to continue as going concern immediately. The Company amended the loan agreement with new management of the Greensaver Corp and new management of Greensaver Corp will start paying the principal and interest to the Company over the next 3 years, the loan balance will be paid off by July 31, 2015 based on the amended loan agreement signed on March 2013. Due to GreenSaver Corp is in reorganization under the Chinese laws, there will be uncertainty about the Greesaver Corp. The risk of the loan in default is significant high. If the loan is in default, then the Company will be required to cease or curtail its operation immediately.

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

Exhibit A

	Six Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Cumulative from February 19, 2008 (Date of Inception) Through June 30,
	2014	2013	2014	2013	2014
Expense
Automobile Expense	5,568	451	2,074	-	35,634
Administration Expense	-	225	-	-	225
Bank Service Charges	342	240	198	111	4,595
Computer and Internet Expenses	-	312	-	154	826
Dues & Subscriptions	-	-	-	-	110
Depreciation	8,770	7,688	4,385	3,844	46,891
Employees Welfare Expense	5,572	-	2,903	-	13,577
Gift and promotion Expense	-	1,758		-	7,034
Insurance	8,847	4,157	4,498	1,866	31,962
License & Registration	474	399	-	-	15,837
Meals and Entertainment	10,068	-	8,078	-	36,888
Meeting & Conference	7,581	-	-	-	34,915
Office Supplies	23,042	9,968	8,870	44	85,863
Telephone Expense	-	-	-	-	1,619
Utilities	2,812	826	1,434	244	18,846
Postage	584	77	112	77	3,120
Payroll Expenses	117,646	34,928	63,553	16,467	421,033
Professional Fees
Accounting and Auditing	25,645	25,615	645	26,615	136,089
Consulting Fees	-	-	-	-	102,741
Legal Fee	12,065	15,300	12,065	15,300	120,618
SEC filing fee	3,036	3,640	3,036	3,640	39,375
Professional Fees - Other	1,000	300	600	-	70,799
Professional Fees	41,746	44,855	16,346	45,555	469,622
Research & development expense	-	-	-	-	3,960
Rent expense	46,344	24,588	23,172	13,215	268,998
Small tools and equipment	-	-	-	-	150
Supplies	-	-	-	-	1,307
Tax-China Operation	-	-	-	-	11,466
Travel Expense	12,412	1,085	4,288	247	99,256
Total Expense	291,808	131,557	139,909	81,824	1,613,734

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Managements Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include specifically the risk that the Greensaver loan as described below in Loans to Greensaver Corporation may not be repaid in whole or in part as further described in this subsection and related opinion filed in our Form 10-K for the fiscal year ended December 31, 2013 and additional information from China counsel set forth in that opinion as well as the late payments from Yanqing County Hospital and Hunan Great Wall Medical Co., Ltd. as described below.

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

Overview

Existing Business

Our initial business was the sale of hardware and software and the customization of clinical information system software for medical clinics and hospitals in China and throughout Asia. We have been developing our infrastructure to begin marketing clinical information system software and hardware. We have generated no hardware sales revenues for the three months period ended June 30, 2014, and cumulative revenue of $228,858 from date of inception February 19, 2008 to June 30, 2014. We continue to be unable to advance this business despite significant effort and thus again were no software sales revenues generated for the first quarter ended June 30, 2014.

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

Our operations depend heavily on the continuation of our distribution agreement with Beijing Chaoran. The agreement with Beijing Chaoran was originally for a term of three years commencing March 1, 2009, subject to earlier termination upon terms described in the Agreement. We orally agreed to extend the Agreement for three additional years upon the same terms and conditions. Although we believe such events are not likely, if they were to occur, we may not be able to find alternative suppliers if the agreement is terminated or not renewed which could reduce our revenues or cause us to cease operations.

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

Caradigm has its roots in healthcare and application development, and is focused exclusively on the healthcare IT market. A joint venture of Microsoft and GE Healthcare, Caradigm combines deep expertise in building platforms and ecosystems with complementary experience in clinical and administrative workflow solutions. The Caradigm Intelligence Platform (CIP) aggregates and normalizes clinical and financial data from across the care continuum to support the needs of healthcare organizations. It serves as the basis for a portfolio of software applications and analytics built to improve quality, connect providers, coordinate care and manage risk. Caradigm believes that these solutions help organizations achieve the patient outcomes, operational effectiveness and financial results they require to thrive in a dynamic and competitive healthcare environment. We are very honored to become a non-exclusive sales agent of Caradigm Beijing of [Seal] company，and we have been working hard in market development. Because it is non-exclusive selling agency, we are facing with the great pressure of competition. Although we have no sales of products under this Agreement this fiscal quarter, the Company has during this quarter worked on human resources, material and financial resources related to this Agreement.

Additional developments in our six month period ended June 30, 2014 are as follows:

During the second quarter the Company focused on development of a new product "Hyperera Medical Intelligent Patrol Box." Hyperera Medical Intelligent Patrol Box is designed for the general practitioner. It is a collection of several small mobile medical service station Point of Care Testing ("POCT") devices, including vital signs analyzer, urine analyzer, blood glucose meter, portable ECG monitor, pulse oxygen equipment, medical blood pressure monitor and a series screening equipment against common diseases, chronic diseases and frequently-occurring diseases. It is being designed to meet the need for diagnosis and treatment of general practitioners in the community, countries, village clinics, first aid or other places. Except for the basic configuration, Hyperera Medical Intelligent Patrol Box can be set up personalized according to different needs of users. Hyperera has begun to acquire various components of this product but the product is not finished and not yet ready for sale. We anticipate that we will be able to begin sales of this device in the near future but cannot give an exact date at this time.

An agreement with Yanqing County Hospital (a county hospital in Beijing) was established and signed in this quarter. Yanqing County Hospital bought Hyperera wireless mobile information system software V1.0- wireless mobile outpatient infusion system and the corresponding technical services. The amount of the contract is 100,000 yuan. The system has been installed, but the payment was not received and we cannot predict when, if ever, payment will be received.

During our first quarter, Hyperera entered into a contract to sell a kind of medical payment adaptor to Hunan Great Wall Medical Technology Co., Ltd. The amount of the contract with Hunan Great Wall Medical Co., Ltd. is 860,000 yuan or approximately USD $139,976. The project name is interface modification of HIS system. Hyperera has finished all work required of it under the agreement and payment is due. Although management believes payment will be received in the near future, payment has not been received as of the date of filing of this Report and we can give no assurance if or when it will be received.

And a strategic co-operation framework agreement between Hyperera and Sunbase International (Holdings) Limited (Sunbase Holdings) signed on July 7, 2014 in Hong Kong. Under this contract Hyperera and Sunbase Holdings agree to joint develop the "WIT120" relative integrated solutions in the fields of hardware and software. The Agreement provides as follows: Both parties agreed on a project cost ceiling of 20 billion yuan, but the agreement does not specify any time or requirement of either party to do this. The WIT120 is a regional health information platform system that helps manage the following.

•	Maternal and Child Health Management Systems
•	residents' health records management system
•	the CDC Emergency Command System
•	infectious disease reporting system
•	chronic disease management system
•	population information database system
•	the new rural cooperative information system
•	the digital hospital information system
•	primary health care system
•	food and medicine / health supervision and management system
•	smart medical devices

For more information, see the Agreement filed as an exhibit to this Form 10-Q.

Greensaver Corp. promised to pay back￥50,000 in the second quarter of 2014, but its not happen yet, because Greensaver has difficulties in operating. The loan agreement signed before is still in process of negotiation. See Loans to Greensaver Corporation, below for further information about this problematic loan transaction.

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

Results of Operations

For the second quarter ended June 30, 2014 vs. June 30, 2013.

Revenue

For the second quarter ended June 30, 2014 and 2013, the Company had $0.00 revenue for hardware sales respectively.

For the second quarter ended June 30, 2014, and 2013, there were no software sales.

Cost of Revenue

All the products sold in the past were purchased from Beijing Chaoran. For the second quarter ended June 30, 2014 and 2013, the Company incurred zero cost of goods sold.

For the second quarter ended June 30, 2014, and 2013, there was no software cost of goods sold incurred.

Expense

For the second quarter ended June 30, 2014, the Company incurred selling, general and administrative expenses, and depreciation expense of $ 139,909. The primary expenses were professional fee of $ 16,346, rental expense of $ 23,172, office supplies of $ 8,870, travel expense of $ 4,288 and payroll expense of $ 63,553.

For the second quarter ended June 30, 2013, the Company incurred selling, general and administrative expenses and depreciation expense of $ 81,824.

The Company is still development stage enterprise and need to secure financing activities to survive the business. And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products. Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For second quarter ended June 30, 2014, the Company had net loss of $ 139,373; for second quarter ended June 30, 2013, the Company incurred net loss of $ 42,340. At June 30, 2014, the Company had accumulated net loss of $ 1,147,443 for cumulative period from February 19, 2008 (Date of Inception) through June 30, 2014.

For the six month period ended June 30, 2014 vs. June 30, 2013.

Revenue

For the six month period ended June 30, 2014 and 2013, the Company had $0.00 revenue for hardware sales respectively.

For the six month period ended June 30, 2014, and 2013, there were no software sales.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran. For the six month period ended June 30, 2014 and 2013, the Company incurred zero cost of goods sold.

For the six month period ended June 30, 2014, and 2013, there was no software cost of goods sold incurred.

Expense

For the six month period ended June 30, 2014, the Company incurred selling, general and administrative expenses, and depreciation expense of $ 291,808. The primary expenses were professional fee of $ 41,746, rental expense of $ 46,344, office supplies of $ 23,042, meeting and conference of $ 7,581, meal and entertainment of $ 10,068, travel expense of $ 12,412, and payroll expense of $ 117,646.

For the six month period ended June 30, 2013, the Company incurred selling, general and administrative expenses and depreciation expense of $ 131,557.

The Company is still development stage enterprise and need to secure financing activities to survive the business. And the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products. Accordingly, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For six month period ended June 30, 2014, the Company had net loss of $ 291,232; for six month period ended June 30, 2013, the Company incurred net loss of $ 53,593. At June 30, 2014, the Company had accumulated net loss of $ 1,147,443 for cumulative period from February 19, 2008 (Date of Inception) through June 30, 2014.

Commitments and Contingencies

Our Company is still a development stage enterprise, and we continue to expend our efforts in our marketing to sell our software. However, we have met unanticipated significant market resistance to our software because its current technological stage of development. Further, due to most of our potential customers are state-owned hospitals, we incurred significant difficulty to go through the lengthy governmental approval process. We continue to explore methods to improve our product and remedy this situation and we believe with Hyperera (Beijing) Technology Ltd. investment of significant time and effort to secure a sales agent agreement with Caradigm, and finally securing the agreement in April 2014 as well as our activities in the quarter ended June 30, 2014 described above demonstrate how we continue to move forward to advance our business despite these difficulties.

We continue to be unable to secure repayment of our significant loan to Greensaver Corporation, despite the fact another payment deadline has passed with no repayment. See discussion of “Loans to Greensaver Corporation” below for a more complete discussion of the current status of this matter.

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

From January to June 30, 2014, the Company returned $ 63,154 loans to Chaoran. As of June 30, 2014, the balance of loan amount to Related Party Supplier-Beijing Chaoran is $ 72,078, and the interest incomes from Beijng Chaoran were based on annual interest rate of 3%.

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

Greensaver Corp. promise:

Pay back ￥50,000 in the second quarter of 2014, which was not paid.
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

However, because of the continuing difficulties in collecting on this loan, the Company asked Chinese legal counsel to furnish a legal opinion as to the status of this loan. This opinion has been filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2013 along with the Amended Greensaver Agreement. Chinese counsel consented to the opinion being attached to the Form 10-K in writing and to a discussion of the opinion and subsequent correspondence with the Company’s US legal counsel. In essence, China legal counsel indicates that it is his opinion that the Amendment is valid and lawful and that the Company still has a valid claim to the principal amount of the loan. In a subsequent e-mail to US counsel, China counsel indicated: “Regarding the chance of collection for Hyperera, on the base of present conditions, it is impossible to give a accurate rate of chance of collection. But I can confirm that there is a reasonable likelihood that Hyperera will have chance to collect part or whole loan on the claim.”

Notwithstanding any of the foregoing, based upon the history of this transaction, the Company urges any investor making an investment decision in the stock of the company to exercise extreme caution if that decision is based in any in in whole or in part, no matter how small the part, on the assumption that the Company will ever collect anything on this loan.

Liquidity and Capital Resources

	At June 30,	At December 31,
	2014	2013
Current Ratio	0.51	1.11
Cash	$136,944	$129,009
Working Capital	$(256,357)	$28,263
Total Assets	$1,830,702	$1,846,336
Total Liabilities	$524,490	$248,068

Total Equity	$1,306,212	$1,598,268

Total Debt/Equity	0.40	0.16

*Current Ratio = Current Assets / Current Liabilities
**Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
***Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $ 136,944 at June 30, 2014 and the negative working capital of $ 256,357, and cash and cash equivalent of $129,009 at December 31, 2013 and the working capital of $ 28,263.

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

Shareholder’s Equity

The Company had total equity of $ 1,598,268 at June 30, 2014, and $ 1,814,836 at June 30, 2013 respectively

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000. On June 30, 2013, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000. At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000. At June 30, 2013, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of June 30, 2013.

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

Therefore, as of June 30, 2014, the total outstanding common shares were 40,104,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document Description

10.1	Agreement with Sunbase International (Holdings) Limited.

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

______________
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

Hyperera, Inc., a Nevada corporation

Date: August 19, 2014	By:	/s/ Zhi Yong Li
	Name:	Zhi Yong Li
	Title:	Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	August 19, 2014

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	August 19, 2014
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Agreement with Sunbase International (Holdings) Limited.

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

______________
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