Form 10-Q
period 2014-09-30
HYPERERA INC
filed 2014-12-23
CIK 1458868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

N/A

(Former name, former address and former phone number, if changed since last report)

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

As of September 30, 2014 there were 40,104,000 shares issued and outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERERA, INC.

(A Development Stage Enterprise)

 Financial Statements

(Unaudited)

As of September 30, 2014

3

HYPERERA, INC

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$117,252	$129,009
Total Current Assets	$117,252	$129,009

Other current assets:
Prepaid Expenses	$75,158	$10,328
Loans to related supplier	-	135,232
Accrued interest	-	1,762
Total Other Current Assets	$75,158	$147,322

Fixed assets:
Furniture & Equipment, Net	$19,722	$31,543
Total Fixed Assets	$19,722	$31,543

Other assets:
Loans to Greensaver Corp	1,530,397	1,538,462
Total Other Assets	$1,530,397	$1,538,462

TOTAL ASSETS	$1,742,529	$1,846,336

LIABILITIES & EQUITY
Current liabilities:
Account payable	$29,900	$1,800
Loan from shareholders	429,889	3,346
Loan from others	141,712	241,734
Payroll liabilities	967	1,188
Total current liabilities	$602,468	$248,068

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized;40,104,000 shares issued and outstanding.	$40,104	$40,104
Paid-in capital	2,722,464	2,722,464
Deficit accumulated during the development stage	(1,313,046)	(856,211)
Accumulated other comprehensive income (loss)	(309,461)	(308,089)
Total stockholders' equity	$1,140,061	$1,598,268
TOTAL LIABILITIES & EQUITY	$1,742,529	$1,846,336

HYPERERA, INC

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF LOSS

(Unaudited)

					Cumulative from
					February 19,
	Three	Three	Nine	Nine	2008 (Date of
	Months	Months	Months	Months	Inception)
	Ended	Ended	Ended	Ended	Through
	September 30	September 30	September 30	September 30	September 30
	2014	2013	2014	2013	2014
Revenues	$13,786	$-	$13,786	$-	$242,644
Cost of Goods Sold	3,852	-	3,852	-	211,850
Gross Profit	$9,934	$-	$9,934	$-	$30,794
Operating expenses:
Selling, general and administrative expenses	171335	124,506	454,368	248,379	1,738,176
Depreciation and amortization expenses	4385	4,385	13,155	12,073	51,276
Total Operating Expenses	$175,720	$128,891	$467,523	$260,452	$1,789,452

Operating Loss	$(165,786)	$(128,891)	$(457,589)	$(260,452)	$(1,758,658)

Investment income, net	$558	$39,536	$1,868	$117,504	$446,988
Interest Expense, net	-	-	734	-	1,001
Loss before income taxes	(165,228)	(89,355)	(456,455)	(142,948)	(1,312,671)
Loss tax expense	375	-	375	-	375
Net Loss	$(165,603)	$(89,355)	$(456,830)	$(142,948)	$(1,313,046)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Other comprehensive loss, net of tax:
Uncollectible interest receivable write off	-	-	-	-	(339,726)
Foreign currency translation adjustments	(548)	(27)	(1,373)	796	30,265
Other comprehensive loss	$(548)	$(27)	$(1,373)	$796	$(309,461)
Comprehensive Loss	$(166,151)	$(89,382)	$(458,203)	$(142,152)	$(1,622,507)

HYPERERA, INC

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS EQUITY

The Period February 19, 2008 ( Date of Inception) through September 30, 2014

(Unaudited)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Balance, December 31, 2008	27,939,000	$27,939	$230,231	$(51,611)	$(311)	$206,248

Balance, December 31, 2009	27,999,000	$27,999	$242,171	$(90,244)	$(453)	$179,473

Balance, December 31 , 2010	35,984,000	$35,984	$1,831,186	$(281,478)	$22,561	$1,608,253

Balance, December 31 , 2011	38,204,000	$38,204	$2,344,364	$(395,763)	$28,739	$2,015,544

Adjustment for Rate Exchange	-	-	-	-	$(459)	$(459)

Net loss for the period ended December 31, 2012	-	-	-	$(200,249)	-	$(200,249)
Balance, December 31 , 2012	38,204,000	$38,204	$2,344,364	$(596,012)	$28,280	$1,814,836

Issuance of common stocks to shareholder @0.2 per share on July 01, 2013	400,000	$400	$79,600	-	-	$80,000

Issuance of common stocks to shareholders @0.20 per share on August 30, 2013	1,500,000	$1,500	$298,500	-	-	$300,000

Adjustment for Rate Exchange	-	-	-	-	$3,357	$3,357

Write off Interest Receivable	-	-	-	-	$(339,726)	$(339,726)

Net loss for the period ended December 31, 2013	-	-	-	$(260,199)	-	$(260,199)
Balance, December 31, 2013	40,104,000	$40,104	$2,722,464	$(856,211)	$(308,089)	$1,598,268

Adjustment for Rate Exchange	-	-	-	-	$(824)	$(824)

Net loss for the period ended June 30, 2014	-	-	-	$(291,232)	-	$(291,232)
Balance, June 30, 2014	40,104,000	$40,104	$2,722,464	$(1,147,443)	$(308,913)	$1,306,212

Adjustment for Rate Exchange	-	-	-	-	$(548)	$(548)

Net loss for the period ended September 30, 2014	-	-	-	$(165,603)	-	$(165,603)
Balance, September 30, 2014	40,104,000	$40,104	$2,722,464	$(1,313,046)	$(309,461)	$1,140,061

HYPERERA, INC

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

					Cumulative from
					February 19,
	Three	Three	Nine	Nine	2008 (Date of
	Months	Months	Months	Months	Inception)
	Ended	Ended	Ended	Ended	Through
	September 30	September 30	September 30	September 30	September 30
	2014	2013	2014	2013	2014
Operating Activities:
Net Loss	$(165,603)	$(89,355)	$(456,830)	$(142,948)	$(1,313,046)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	4,170
Non-cash portion of share based consulting fee expense		-		-	20,000
Depreciation	4,385	4,385	13,155	12,073	51,276
Inventory	5,514	-	-	-	-
Accrued interest receivable	3,033	(39,478)	1,762	(40,494)	-
Prepaid Expense	(24,594)	(5,437)	(64,829)	(5,437)	(75,158)
Account payable	2,100	2,100	28,100	(400)	29,900
Payroll liabilities	(429)	(5,391)	(221)	764	967
Loans from Others	-	170,022	(100,022)	235,489	141,712
Loan from shareholders	76,307	13,899	426,543	(12,268)	429,889
Net cash provided by operating activities	$(99,287)	$50,745	$(152,342)	$46,779	$(710,290)

Investing Activities:
Purchase Furniture & Equipment	-	(13,866)	(1,334)	(16,193)	(70,997)
Net cash provided by investing activities	$-	$(13,866)	$(1,334)	$(16,193)	$(70,997)

Financing Activities:
Proceeds from issuance of common stock	-	380,000	-	380,000	2,738,398
Prepaid for stock purchase	-	(76,923)	-	-	-
Loans Greensaver Corp	8,064	-	8,064	-	(1,530,398)
Loans to related supplier	72,079	(172,415)	135,232	(177,834)	-
Net cash provided by financing activities	$80,143	$130,662	$143,296	$202,166	$1,208,000

Effect of Exchange Rate on Cash	$(548)	$(27)	$(1,373)	$796	$30,265
Uncollectible interest receivable write off	$-	$-	$-	$-	$(339,726)

Net increase (decrease) in cash and cash equivalents	$(19,692)	$167,514	$(11,753)	$233,548	$117,252
Cash and cash equivalents at beginning of the period	$136,944	$100,930	$129,005	$34,896	$-
Cash and cash equivalents at end of the period	$117,252	$268,444	$117,252	$268,444	$117,252

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BUSINESS DESCRIPTION

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2014 there were $ 117,255 cash and cash equivalents.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods with mid-month convention over the estimated useful lives of the assets. As of September 30, 2014, the net fixed assets were $ 19,722 in the Company’s balance sheets. The straight line depreciation methods over 7 years for furniture and 5 years for computers were used to calculate depreciations.

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

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans to Greensaver Corporation (Continued)

On March 25, 2014, Loan Supplementary Agreement III was signed by Hyperera Technology (Beijing) Co., Ltd. and Greensaver Corporation. In the supplementary agreement, Greensaver promised to pay back RMB 50,000 in the 2nd quarter of 2014, pay back RMB 150,000 in 3rd quarter of 2014, and pay back RMB 300,000 in the 4th quarter of 2014; then pay back RMB 2.5 million quarterly in year 2014. Based on the legal opinion of local Chinese law firm, United Law Office, Beijing China, the principal of loan amount of $1,538,462 [10,000,000 RMB] shall be protected by Chinese law but the interest of loan. If there is a lawsuit between Hyperera (Beijing) and Greensaver, in many Chinese court cases based on the legal opinion, the interest of loan shall not be held lawful by Chinese courts. Accordingly, the accumulated interest receivable of $ 339,726 was written off at December 31, 2013, and there’s no interest receivable was record and RMB 50,000 was returned on August 2014; therefore, there’s outstanding loan of $ 1,530,397 as of September 30, 2014.

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

For the fiscal quarter ended September 30, 2014 and 2013, there were no hardware sales.

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

For the fiscal quarter ended September 30, 2014 and 2013, there were $ 16,405 & $ 0.00 software sales and software revenue realized for the Company.

Cost of Goods Sold

For the fiscal quarter ended September 30, 2014, and 2013 there was $3,852 & $ 0.00 cost of goods sold incurred.

Inventory

As of September 30, 2014, the Company have no inventory in stock.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operation expenses include selling, general & administrative expenses and depreciation & amortization expenses.

For the fiscal quarter end September 30, 2014 and 2013, there are total of $175,720 and $128,891 operating expenses respectively.

For the nine months period end September 30, 2014 and 2013, there are total of $467,523 and $260,452 operating expenses respectively. The selling, general and administrative expenses and depreciation details were showed in the Exhibit A.

Operating Leases

The Company entered into three leases for its corporate offices under terms of non-cancelable operating leases. The first lease term is from March 1, 2014 through February 28, 2015 and requires a $600 monthly lease payment. This office space is the corporate office of US, and is leased from a related party, which is the Company’s officer Simon Bai. For the fiscal quarter ended September 30, 2014 and 2013, there were $1,800 rent expenses incurred.

The second lease is the administration office space for China’s subsidiary in Beijing located at Room 11A, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from March 25, 2013 through March 24, 2015 and required a RMB 24,731.76 monthly lease payment. The third lease is the development and research, sales and marketing office space for China’s subsidiary in Beijing located at Room 7B, Block B, Kingwing Hotel, No. 17 Dongsanhuan South Road, Chaoyang District, Beijing, China 100021. The lease term runs from August 11, 2013 through August 10, 2014 and required a RMB 19,437.62 monthly lease payment. For the fiscal quarter ended September 30, 2014, and 2013, there was USD $ 21,372, and $ 14,133 rent expenses incurred correspondingly for China offices.

Therefore, there was total of $23,172 and $15,933 rent expenses for the fiscal quarter ended September 30, 2014 and 2013.

For the nine months period ended September 30, 2014 and 2014, the Company incurred a total of $69,517 and $40,521 rent expense respectively.

For the period of February 19 2008 to September 30, 2014, there’s a total of $292,171 rent expense was recorded.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are included accounting and auditing fee, consulting fee, legal fee, SEC filing expenses, and other professional fees. For the fiscal quarter ended September 30 2014 and 2013, the Company incurred $14,681 and $ 5,530 respectively.

For the nine months period ended September 30 2014 and 2013, the Company incurred $56,426 and $ 50,386 respectively. For the cumulative period from February 19, 2008 to September 30, 2014, the company has professional fees of $ 484,303.

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

For the fiscal quarter ended September 30, 2014, and 2013, the company has $545 and $27 comprehensive loss respectively.

For the nine months period ended September 30, 2014, and 2013, the company has $1,373 comprehensive loss and $ 796 comprehensive income respectively. For the cumulative period from February 19, 2008 to September 30, 2014, the company has accumulated comprehensive loss of $309,462.

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2014, total 20,400,000 shares were issued to officers and directors were not changed. But, the total outstanding shares were changed to 40,104,000; the percentage of common shares issued to executive and non-executive officers and directors have been changed accordingly. Please see the Table below for details:

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

_____________

* The percentage was based on the total outstanding shares of 40,104,000 as of September 30, 2014.

Loans from Others

In order to continually operation and survive the business, the Company loaned money from shareholders relatives and other friends.

As of September 30, 2014, the balance of loan from others is $141,712. The loans would be repaid as request without interest.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continue)

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

From January to September 30, 2014, Mr. Zhiyong Li advanced additional amount of $426,543 to the Company. The loans would be repaid as request without interest. As of September 30, 2014, the balance of loan from Shareholder was $429,889.

Loans to Related Party Supplier- Beijing Chaoran

From October to December 2010, the Company advanced short-term loans of $995,836 as of December 31, 2010 to related party supplier, Beijing Chaoran. The interest rate was agreed at annual rate of 3.0%, the repayment terms were demanded as request by the Company.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continue)

Loans to Related Party Supplier- Beijing Chaoran (Continue)

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

As of September 30, 2014, the balance of loan amount to Related Party Supplier-Beijing Chaoran and the interest incomes that based on annual interest rate of 3% were fully repaid to the Company.

NOTE D - SHAREHOLDERS’ EQUITY

Under the Company’s Articles of Incorporation dated February 19, 2008, the Company is authorized to issue 200,000,000 shares of capital stock with a par value of $0.001.

On Feburary19, 2008, the Company was incorporated in the State of Nevada.

On February 19, 2008, , the Company issued 20,000,000 shares to three founders of the Company, Zhiyong Li, Wei Wu, and Huitao Zhou at $0.001 per share or $20,000 for initial capital (stock subscription receivable). On March 31, 2008, the Company issued total 5,200,000 shares to 52 shareholders at $0.03 per share or $156,000 for common stock (stock subscription receivable). On April 28, 2008, the Company issued additional 1,400,000 shares to 14 shareholders at $0.03 per share or $42,000 for common stock (stock subscription receivable). On July 20, 2008, additional 1,200,000 shares were issued to 7 shareholders at $ 0.03 per share, and the total proceeds of $36,000 were received

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SHAREHOLDERS’ EQUITY (Continue)

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

There’s no shares issued for the period of September 2013 to September 30, 2014.

Therefore, as of September 30, 2014, the total outstanding common shares were 40,104,000.

HYPERERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 118,493 and $ 128,891 for the fiscal quarter ended September 30, 2014 and 2013 and a cumulative operating loss of $ 1,711,361 for the period February 19, 2008 (inception) through September 30, 2014. The Company is considered to be a development stage company.

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

Exhibit A
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	February 19, 2008 (Date of Inception) Through
	September 30	September 30	September 30	September 30	September 30,
	2014	2013	2014	2013	2014
Expense
Auto	6,314	10,952	11,882	11,402	41,947
Administration Expense	-	-		225	225
Bank Service Charges	370	416	707	654	4,964
Computer and Internet Expenses	-	115	-	428	826
Dues & Subscriptions	-	-	-	-	110
Depreciation	4,385	4,385	13,155	12,073	51,276
Employees Welfare Expense	2,403	1,269	7,975	1,269	15,980
Gift and promotion Expense	-	-		1,758	7,034
Insurance	7,551	4,733	16,398	8,890	39,513
License & Registration	-	2,620	474	3,019	15,837
Meals and Entertainment	1,337	9,344	11,405	9,344	38,225
Meeting & Conference	1,785	14,654	9,365	14,654	36,699
Office Supplies	6,280	3,391	29,322	13,359	92,143
Vehicle and Vessel Usage Tax	-	-	-	-	-
Telephone Expense	-	252	-	252	1,619
Utilities	575	536	3,388	1,362	19,422
Bank interest	-	-	-	5	-
Purchase of Bank Note	-	-	-	-	-
Small tools and equipment	-	-	-	-	150
Supplies	-	-	-	-	1,307
Postage	1,819	399	2,403	476	4,939
Payroll Expenses	54,193	43,848	171,838	78,776	475,225
Professional Fees
Accounting and Auditing	-	2,308	25,645	27,923	136,089
Consulting Fees	-	-	-	-	102,741
Legal Fee	11,300	-	23,365	15,300	131,918
SEC filling fee	-	1,643	3,036	5,283	39,375
Professional Fees - Other	3,381	1,580	4,381	1,880	74,180
Professional Fees	14,681	5,530	56,426	50,386	484,303
Rent Expense	23,172	15,933	69,517	40,521	292,171
Tax-China Operation	728	-	728	-	12,194
Research & development expense	-	-	-	-	3,960
Travel Expense
Travel Expense	5,635	10,513	18,048	11,598	104,892
Sales Expense	44,493	-	44,493	-	44,493
Total Expense	175,720	128,891	467,523	260,452	1,789,452

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include specifically the risk that the Greensaver loan as described below in Loans to Greensaver Corporation may not be repaid in whole or in part as further described in this subsection and related opinion filed in our Form 10-K for the fiscal year ended December 31, 2013 and additional information from China counsel set forth in that opinion, as updated, as well as the late payments from Hunan Great Wall Medical Co., Ltd. as described below.

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

Overview

Existing Business

Our initial business was the sale of hardware and software and the customization of clinical information system software for medical clinics and hospitals in China and throughout Asia. We have been developing our infrastructure to begin marketing clinical information system software and hardware. We have generated sales revenues $13,785.50 for the three months period ended September 30, 2014, and cumulative revenue of $242,644 from date of inception February 19, 2008 to September 30, 2014. We have begun to advance our business due to past and continuing significant effort and thus we did record revenues in the second quarter ended September 30, 2014.

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

We have continued to encounter difficulties in marketing this product but our efforts are continuing. We’ve hired another 6 employees and rented a new office to continue the project of the sale of hardware and software and the customization of clinical information system software for medical clinics and hospitals. We are planning to sell the software of Mobile Nurse Station, Mobile Healthcare and Impatient System in China and sell relevant equipment relating to the above systems. The research and development is completed however we have made no sales and no assurance can be given if or when we would make sales.

In this quarter, we made some adjustments in personnel, as follows: We fired 3 engineers and a graphic designers, because they are shown not suitable for our business in the probation period. Now we hired 3 new engineers and a sales staff for the Mobile Nurse Station, Mobile Healthcare, the new project and the future market development as described below, specifically the electronic medical record, Hospital clinical information system, Intelligent infusion system and a kind of customized version of the Hyperera Medical Intelligent Patrol Box as described below.

We developed relationships with a number of new supplier for components for in hardware sales. We have signed a Purchase Contract Framework with ETcomm (Beijing) Science & Technology Co., Ltd, which is filed as an exhibit to this Quarterly Report on Form 10-Q, which exhibit should be referred to in its entirety with respect to its terms and conditions. We have bought two set of the hardware products for "Hyperera Medical Intelligent Patrol Box” from ETcomm as a sample, and we expect to purchase 5000 sets of hardware products for "Hyperera Medical Intelligent Patrol Box” in the future. We intend to purchase 5000 sets in one year one after another, and these hardware products are going to be used for the Jilin project described below.

We continue our plans to start sell "Hyperera Medical Intelligent Patrol Box” to Heilongjiang province and the Inner Mongolia Autonomous Region, as well as promoting “Intelligent infusion system.” However, as of the date of this Report, we have no formal contracts for sales of these products and may never receive formal contracts or make sales.

In February 2014, Hyperera and Sichuan Province Information Institute of Medicine (Sichuan Province Health Information Center) reached an agreement on the collaborative development of Deyang regional health information platform (research) project (“Deyang RHIE Project”). However, due to issues with the other party to this agreement, this project may never be able to move forward and we may never develop a product or generate any revenues.

Our agreement with Caradigm described in prior filings expired and was not renewed.

Updates on developments previously described in our in Report on Form 10-Q for our six month period ended June 30, 2014 are as follows:

Hyperera Medical Intelligent Patrol Box

•

WE PREVIOUSLY REPORTED THE FOLLOWING: During the second quarter the Company focused on development of a new product "Hyperera Medical Intelligent Patrol Box." Hyperera Medical Intelligent Patrol Box is designed for the general practitioner. It is a collection of several small mobile medical service station Point of Care Testing ("POCT") devices, including vital signs analyzer, urine analyzer, blood glucose meter, portable ECG monitor, pulse oxygen equipment, medical blood pressure monitor and a series screening equipment against common diseases, chronic diseases and frequently-occurring diseases. It is being designed to meet the need for diagnosis and treatment of general practitioners in the community, countries, village clinics, first aid or other places. Except for the basic configuration, Hyperera Medical Intelligent Patrol Box can be set up personalized according to different needs of users. Hyperera has begun to acquire various components of this product but the product is not finished and not yet ready for sale. We anticipate that we will be able to begin sales of this device in the near future but cannot give an exact date at this time.

24

•

UPDATE: In this quarter, the company has signed a formal contract with Jilin Province which is filed as an exhibit to this filing. The material terms of this agreement between Party A: Health Information Institute of Jilin Province and Party B: Hyperera Technology (Beijing) Ltd. are as follows:

o

Party A plans to install and agreed to purchase 5400 sets of "Hyperera Medical Intelligent Patrol Box" to the whole province within one year, a monthly average of 450 sets of installation, at the price of ￥19600 ($3161.29) every set. Party B will send Hyperera Medical Intelligent Patrol Box to a location which was designated by Party A, after acceptance, installation and commissioning, according to the actual confirmation sets, Party A will make payments quarterly as required under the agreement. It is anticipated funding will be provided as follows: According to the related policy of the government, Party A guarantees implement the financial support for basic public health service fund of the government, according to a standard of not less than ￥3 ($0.48) per person, with a portion retained by Party A and the remainder used to purchase product from Party B. The term of the contract is three years.

•

CURRENT STATUS: We are doing Software Programming work for the "Hyperera Medical Intelligent Patrol Box", and already schedule a purchase of 200 sets hardware of the "Hyperera Medical Intelligent Patrol Box" from ETcomm (Beijing) Science & Technology Co., Ltd, and now the hardware is in production. Nothing has been sent to the Health Information Institute of Jilin Province. A purchase order for these 200 sets was signed in December 2014 with ETcomm, and the 200 sets of delivery time is December after we pay the remaining amounts due.

Agreement with Yanqing County Hospital

An agreement with Yanqing County Hospital (a county hospital in Beijing) was established and signed in the prior quarter. Yanqing County Hospital bought Hyperera wireless mobile information system software V1.0- wireless mobile outpatient infusion system and the corresponding technical services. The amount of the contract is 100,000 yuan. We have now received the payment ￥100000 ($16,129.03) in this quarter, and the project has ended. Of the $16,129.03, we recorded $13,785.50 as revenue and the remaining of $2,343.53 expensed as value added tax payable to Chinese government.

OTHER PROJECTS

Medical Payment Adaptor to Hunan Great Wall Medical Technology Co., Ltd.

During our first quarter, Hyperera entered into a contract to sell a kind of medical payment adaptor to Hunan Great Wall Medical Technology Co., Ltd. The amount of the contract with Hunan Great Wall Medical Co., Ltd. is 860,000 yuan or approximately USD $139,976. The project name is interface modification of HIS system. Hyperera has finished all work required of it under the agreement and payment is due. Although management believes payment will be received in the near future, payment was not received when due, was not received last quarter or this quarter, nor as of the date of filing of this Report, and we can give no assurance if or when it will be received

Sunbase International (Holdings) Limited

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

We have made no sales of this product and may never make any sales from this product.

During our third quarter ended September 30, 2014, we commenced negotiations on a “Capital Institute of Pediatrics Hospital Project” with which we anticipate working jointly with Microsoft Corp. We have no formal contracts, agreements or commitments with or from either party and we may never have any formal contracts, agreements or commitments. There is no assurance that this project will ever begin or if it does will ever produce revenues or profits.

GREENSAVER LOAN: Greensaver Corp. promised to pay back￥50,000 in the second quarter of 2014 and payment was received. They also promised to pay back ￥50,000 in the third quarter of 2014. As of the date of this filing, this payment has not been received. The loan agreement signed before is still in process of negotiation. See Loans to Greensaver Corporation, below for further information about this problematic loan transaction.

Results of Operations

For the third quarter ended September 30, 2014 vs. September 30, 2013.

Revenue

For the third quarter ended September 30, 2014 and 2013, the Company had $0.00 revenue for hardware sales respectively.

For the third quarter ended September 30, 2014, and 2013, there were software sale and installation service of $13,786, and $0.00, respectively.

Cost of Revenue

All the products sold in the past were purchased from Beijing Chaoran. For the third quarter ended September 30, 2014 and 2013, the Company incurred zero cost of goods sold for hardware.

For the third quarter ended September 30, 2014, and 2013, there were $3,852 and $0.00 software cost of goods sold incurred, respectively.

Expense

For the third quarter ended September 30, 2014, the Company incurred selling, general and administrative expenses, and depreciation expense of $175,720. The primary expenses were professional fee of $14,681, rental expense of $23,172, payroll expense of $54,193, and sales marketing expense of $44,493.

For the third quarter ended September 30, 2013, the Company incurred selling, general and administrative expenses and depreciation expense of $128,891.

For the third quarter ended September 30, 2014 vs. September 30, 2013, the increase of operating expense is due to the increase of sales and marketing activities as well as hireing more IT professionals and marketing staff.

The Company is still development stage enterprise and need to secure financing activities to survive. As the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For third quarter ended September 30, 2014, the Company had net loss of $165,603; for third quarter ended September 30, 2013, the Company incurred net loss of $89,355. At September 30, 2014, the Company had accumulated net loss of $1,313,046 for cumulative period from February 19, 2008 (Date of Inception) through September 30, 2014.

For the nine month period ended September 30, 2014 vs. September 30, 2013.

Revenue

For the nine month period ended September 30, 2014 and 2013, the Company had $0.00 revenue for hardware sales respectively.

For the nine month period ended September 30, 2014, and 2013, there were software sale and installation service of $13,786, and $0.00, respectively.

Cost of Revenue

All the products sold were purchased from Beijing Chaoran. For the nine month period ended September 30, 2014 and 2013, the Company incurred zero cost of goods sold for hardware.

For the nine month period ended September 30, 2014, and 2013, there were $3,852 and $0.00 software cost of goods sold incurred, respectively.

Expense

For the nine month period ended September 30, 2014, the Company incurred selling, general and administrative expenses, and depreciation expense of $467,523. The primary expenses were professional fee of $56,426, rental expense of $69,517, office supplies of $29,322, payroll expense of $171,838, and sale marketing expense of $44,493.

For the nine month period ended September 30, 2013, the Company incurred selling, general and administrative expenses and depreciation expense of $260,452.

For the nine month period ended September 30, 2014 vs. September 30, 2013, the increase of operating expense is due to the increase of sales and marketing activities as well as hireing more IT professionals and marketing staff.

The Company is still development stage enterprise and need to secure financing activities to survive. As the Company was in the progress of building up the network relations and promotion of Hyperera’s name and its products, the Company incurred significant increase of overall selling, general and administrative expenses.

Income Taxes

There were no income taxes.

Net Loss

For nine month period ended September 30, 2014, the Company had net loss of $456,830; for nine month period ended September 30, 2013, the Company incurred net loss of $142,948. At September 30, 2014, the Company had accumulated net loss of $1,313,046 for cumulative period from February 19, 2008 (Date of Inception) through September 30, 2014.

Commitments and Contingencies

Our Company is still a development stage enterprise, and we continue to expend our efforts in our marketing to sell our software. However, we have met unanticipated significant market resistance to our software because its current technological stage of development. Further, due to most of our potential customers are state-owned hospitals, we incurred significant difficulty to go through the lengthy governmental approval process. We continue to explore methods to improve our product and remedy this situation. We believe our activities in the quarter ended September 30, 2014 described above demonstrate how we continue to move forward to advance our business despite these difficulties.

We continue to be unable to secure repayment of our significant loan to Greensaver Corporation, and yet again another payment deadline has passed with no repayment. See discussion of “Loans to Greensaver Corporation” below for a more complete discussion of the current status of this matter.

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

As of September 30, 2014, the balance of loan amount to Related Party Supplier-Beijing Chaoran and the interest incomes that based on annual interest rate of 3% were fully repaid to the Company.

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

In December 2013, owing to suddenly monetary tightening in China, the state loan was temporarily shelved, Greensaver failed to resume production. In addition, some of the creditors sued it, resulting in funds not being in place on schedule, and Greensaver’s inability to timely repay the company's debt. Based on the above situation, although we could sue for Greensaver, we prefer to receive the loan repayment without lawsuit. Our Loan Agreement has been subsequently amended as follows:

Greensaver Corp. promise:

Pay back ￥50,000 in the second quarter of 2014, which was paid, but late.

Pay back ￥150,000 in the third quarter of 2014, which has not been paid for the reasons set forth above.

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

We asked the attorney to update his position on the status of this loan. On November 14, 2014, he wrote the Company as follows:

Greensaver and debtors signed the Minutes of Debtor Meeting on Sep.14, 2014, with a repayment schedule stated. However, up to the present, Greensaver has not make the first payment due in October, 2014. Under the minutes of meeting and current status, on the respect of law, Hyperera still has a legal and valid claim to the principal amount of the loan. Concerning the rate of chance of collection, it depends mainly on the consequence of restructure of Greensaver’s assets.

Based upon the history of this transaction and the current position of the China lawyer set forth above, the Company urges any investor making an investment decision in the stock of the company to exercise extreme caution if that decision is based in any in in whole or in part, no matter how small the part, on the assumption that the Company will ever collect anything on this loan.

Liquidity and Capital Resources

	At September 30	At December 31
	2014	2013

Current Ratio	0.32	1.11
Cash	$117,252	$129,009
Working Capital	$(410,050)	$28,263
Total Assets	$1,742,509	$1,846,336
Total Liabilities	$602,468	$248,068

Total Equity	$1,140,061	$1,598,268

Total Debt/Equity	0.53	0.16

*Current Ratio = Current Assets / Current Liabilities

**Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

***Working Capital = Current Assets – Current Liabilities

The Company had cash and cash equivalents of $117,252 at September 30, 2014 and the negative working capital of $410,050, and cash and cash equivalent of $129,009 at December 31, 2013 and the working capital of $28,263.

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

Shareholder’s Equity

The Company had total equity of $1,598,268 at September 30, 2014, and $1,814,836 at September 30, 2013 respectively

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

At January 1, 2011, 50,000 shares were issued to one shareholder at $0.20 per share for $10,000. On September 30, 2013, additional 1,660,000 shares were issued to 13 shareholders, Chinese citizens at RMB 1.40 per share, equivalent at USD $0.2153 per share for RMB 2,324,000. At May 1, 2011, 210,000 shares were issued to 8 shareholders at $0.30 per share for $63,000. At September 30, 2013, 200,000 shares were issued to one shareholder at $0.20 per share for $40,000 which was stock subscription receivable as of September 30, 2013.

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

Therefore, as of September 30, 2014, the total outstanding common shares were 40,104,000.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document Description

10.1	Cooperation Agreement of Basic Public Health Service Items in Jilin Province [Translated Copy]

10.2	Contract Framework with ETcomm (Beijing) Science & Technology Co., Ltd

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

Hyperera, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Zhi Yong Li	December 23, 2014	/s/ Zhi Yong Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Zhi Yong Li	Zhi Yong Li	Principal Executive Officer and Director	December 23, 2014

/s/ Simon Bai	Simon Bai	Principal Financial Officer and	December 23, 2014
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Cooperation Agreement of Basic Public Health Service Items in Jilin Province [Translated Copy]

10.2	Contract Framework with ETcomm (Beijing) Science & Technology Co., Ltd

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

